Form 10-Q
period 1995-03-31
BIOTECHNICA INTERNATIONAL INC
filed 1995-05-11
CIK 715374

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549
                               FORM 10-Q



    			Quarterly report pursuant to Section 13 or 15(d) of the
                			Securities Exchange Act of 1934
             			For the quarter ended March 31, 1995



    			Transition report pursuant to Section 13 or 15(d) of the
               			Securities Exchange Act of 1934


                  Commission File Number 0-11854


                  BIOTECHNICA INTERNATIONAL, INC.
       (Exact name of registrant as  specified in its charter)


               Delaware            				    22-2344703
    (State or other jurisdiction of				 (I.R.S. Employer
     incorporation or organization)				Identification No.)



     4001 North War Memorial Drive, Peoria, IL				   61614
     (Address of principal executive offices)      (Zip Code)


   Registrant's telephone number, including area code:  309/681-0300




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes    X   	    No _______


Indicate the number of shares outstanding of each of the issuer's classes of
           Common Stock, as of the latest practicable date.

On May 10, 1995, the Registrant had 115,379,628 (net of 39,160 treasury shares) shares of Common Stock and 6,054,751 shares of Class A non-voting Common Stock outstanding.




                    BIOTECHNICA INTERNATIONAL INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)


                                      March 31,               June 30,
                                         1995                   1994
                                     ------------           ------------
Assets
Current assets:
  Cash & cash equivalents            $    268,000           $  1,141,000
  Accounts Receivable                   8,404,000              8,114,000
  Inventories                           7,778,000              7,342,000
  Prepaid expenses & other assets         398,000                802,000
  Net  assets held for sale                     0              1,335,000
                                     ------------           ------------
    Total Current Assets               16,848,000             18,734,000

Property, plant & equipment
  At  cost                             13,181,000             13,598,000
  Less accumulated depreciation         3,281,000              2,648,000
                                     ------------           ------------
    Net property, plant & equipment     9,900,000             10,950,000

Goodwill and other assets               9,563,000              9,636,000
                                     ------------           ------------
    Total Assets                     $ 36,311,000           $ 39,320,000
                                     ============           ============

Liabilities and Shareholders' Equity

Current liabilities:
  Borrowings under line of credit    $  7,000,000           $ 13,800,000
  Notes payable                                 0                100,000
  Current portion of long-term debt        97,000                164,000
  Accounts payable                      2,682,000              1,238,000
  Customer Advances                     1,095,000                      0
  Accrued liabilities                   2,542,000              2,847,000
  Due to affiliates                       268,000                153,000
                                     ------------           ------------
   Total current liabilities           13,684,000             18,302,000

Long- term debt                           173,000                311,000
Due to affiliates                       5,326,000              3,260,000
Other noncurrent liabilities              156,000                202,000
                                     ------------           ------------
    Total Liabilities                  19,339,000             22,075,000

Shareholders Equity
 Preferred Stock, Class A,  2,000,000
  shares authorized; 700,000 and
  500,000 shares outstanding                7,000                  5,000
 Common Stock, 150,000,000
  shares authorized;115,418,788
  and 105,912,919 shares outstanding    1,154,000              1,059,000
 Common Stock, Class A,  11,100,000
  shares authorized;6,054,751              61,000                108,000
  and 10,753,087 shares outstanding
 Common Stock, Class B,  11,100,000
  shares authorized; 0 and 4,807,533            0                 48,000
  shares outstanding
Additional paid- in capital            18,893,000             16,895,000
  Retained Earnings (deficit)          (3,048,000)             (775,000)
  Treasury stock                          (95,000)              (95,000)
                                     ------------           ------------
    Total shareholders equity          16,972,000             17,245,000
                                     ------------           ------------
    Total liabilities                $ 36,311,000           $ 39,320,000
    and shareholders' equity         ============           ============


                     See Notes to Consolidated Financial Statements

                            BIOTECHNICA INTERNATIONAL INC.
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (Unaudited)

                    Three Months Ended            Nine Months Ended
                         March 31,                    March 31,
                    1995           1994          1995           1994
               ------------   ------------   ------------   ------------

Net Sales:
Customers      $ 12,849,000   $ 15,751,000   $ 15,754,000   $ 15,750,000
Affiliates        1,639,000        245,000      3,618,000      1,396,000
               ------------   ------------    -----------   ------------
                 14,488,000     15,996,000     19,372,000     17,146,000

Cost and operating expenses:

Cost of goods     8,491,000     10,319,000     12,972,000     11,409,000
Marketing         2,010,000      2,163,000      4,963,000      2,750,000
Administrative    1,018,000        811,000      2,940,000      1,201,000
               ------------   ------------   ------------   ------------
                 11,519,000     13,293,000     20,875,000     15,360,000

Operating income  2,969,000      2,703,000     (1,503,000)     1,786,000

Other income (expense):

Interest expense   (180,000)      (128,000)      (807,000)      (149,000)
Other                 7,000         81,000         37,000         61,000
               ------------   ------------   ------------   ------------
Net income        2,796,000      2,656,000     (2,273,000)     1,698,000
before taxes

Income Taxes              0        110,000              0         45,000
               ------------   ------------   ------------   ------------
Net income      $ 2,796,000   $  2,546,000   $ (2,273,000)  $  1,653,000
               ============   ============   ============   ============
Net income     $       0.02   $       0.02   $      (0.02)  $       0.02
per share

Weighted        121,434,000    107,954,000    121,434,000    102,750,000
average shares ============   ============   ============   ============
outstanding

                    See Notes to Consolidated Financial Statements


                      BIOTECHNICA INTERNATIONAL INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                               Nine Months Ended
                                                   March 31,
                                             1995              1994
                                        -------------     ------------
Cash flow from operating activities:
  Net income                            $ (2,273,000)     $  1,653,000
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization          1,141,000           679,000
    Changes in assets and liabilities
    Accounts receivable                     (290,000)       (7,761,000)
    Inventories                             (436,000)        2,952,000
    Other current assets                   1,872,000           612,000
    Customer Advances                      1,095,000                 0
    Accounts payable & accrued liabilities 1,139,000        (2,049,000)
                                        ------------      ------------
    Net cash provided by (used for)        2,248,000        (3,914,000)
    operating activities

Cash flow from investing activities:
  Acquisition of property,                  (151,000)          (54,000)
  plant & equipment

  Other                                            0                 0
                                        ------------      ------------
  Net cash provided by (used for)           (151,000)          (54,000)
  investing activities

Cash flow from financing activities:
  Net repayment under line of credit      (6,800,000)          800,000
  Increase in debt to affiliates           2,181,000         4,640,000
  Decrease in long-term debt                (351,000)          (73,000)
  Increase in Equity                       2,000,000                 0
                                        ------------      ------------
  Net cash provided by (used for)         (2,970,000)        5,367,000
  financing activities

  Net increase (decrease) in cash           (873,000)        1,399,000
  and cash equivalents

Cash and cash equivalents at the           1,141,000           418,000
beginning of period
Cash and cash equivalents at the
end of period                           $    268,000      $  1,817,000

                See Notes to Consolidated Financial Statements

                     BIOTECHNICA INTERNATIONAL, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (UNAUDITED)


                             Preferred Stock
                           Class A Non-Voting     Common Stock
                           Shares  Par Value   Shares     Par Value
Balance June 30,1994      500,000    5,000   105,912,919  1,059,000

Net loss                        0        0             0          0
                         -------- -------- ------------- ----------
September 30,1994         500,000    5,000   105,912,919  1,059,000

Issuance Preferred Stock  200,000    2,000             0          0

Conversion of Class             0        0     9,505,869     95,000
A & B Shares
Net Loss                        0        0             0          0
                         -------- -------- ------------- ----------
December 31,1994          700,000    7,000   115,418,788  1,154,000

Net Profit                      0        0             0          0
                         -------- -------- ------------- ----------
Balance March 31,1994     700,000    7,000   115,418,788  1,154,000

                See Notes to Consolidated Financial Statements


                       BIOTECHNICA INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (UNAUDITED)



                          Common Stock           Common Stock
                        Class A Non-Voting     Class B Non-Voting
                        Shares    Par Value   Shares     Par Value
Balance June 30,1994   10,753,087  108,000   4,807,533      48,000

Net loss                        0        0           0           0
                       ----------  -------  ----------     -------
September 30,1994      10,753,087  108,000   4,807,533      48,000

Issuance Preferred Stock        0        0           0           0

Conversion of Class    (4,698,336) (47,000) (4,807,533)    (48,000)
A & B Shares

Net Loss                        0        0           0           0
                       ----------  -------  ----------     -------
December 31,1994        6,054,751   61,000           0           0

Net Profit                      0        0           0           0
                       ----------  -------  ----------     -------
Balance March 31,1994   6,054,751   61,000           0           0

                See Notes to Consolidated Financial Statements


                       BIOTECHNICA INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)




                       Additional  Retained     Treasury          Total
                        Paid-In    Earnings      Stock         Shareholder
                        Capital   (Deficit)  Shares   Par Value    Equity
Balance June 30,1994  16,895,000   (775,000) (39,160) (95,000)  7,245,000

Net loss                       0 (2,725,000)       0        0  (2,725,000)
                     ----------- ----------- -------  ------- -----------
September 30,1994     16,895,000 (3,500,000) (39,160) (95,000) 14,520,000

Issuance Preferred     1,998,000          0        0        0   2,000,000
Stock
Conversion of Class            0          0        0        0           0
A & B Shares
Net Loss                       0 (2,344,000)       0        0  (2,344,000)
                     ----------- ----------- -------- -------  ----------
December 31,1994      18,893,000 (5,844,000) (39,160) (95,000) 14,176,000

Net Profit                     0  2,796,000        0        0   2,796,000
                     ----------- ----------- -------  -------  -----------
Balance March 31,1994 18,893,000 (3,048,000) (39,160) (95,000) 16,972,000

             See Notes to Consolidated Financial Statements

BIOTECHNICA INTERNATIONAL, INC.
NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1)	Limagrain Transaction

On October 26, 1993, BioTechnica International, Inc. (the "Corporation"), entered into the Credit Enhancement and Reorganization Agreement
(The "Limagrain Agreement") by and among the Corporation, Groupe Limagrain Holding S.A. ("Limagrain") and Limagrain Genetics Corp. ("LGC"), which was amended on December 10, 1993. As a result of this agreement, upon completion of the Second Closing (herein defined) following the Corporation's Annual Meeting of Shareholders on March 7, 1994, Limagrain, through LGC, obtained voting control of the Corporation.

In the first phase of the transaction, which was consummated on October 27, 1993 (the "First Closing"), the Corporation issued 500,000 shares of the Voting Common Stock to LGC in consideration of $5,000 and the guaranty of Limagrain and LGC delivered to Harris Trust & Savings Bank ("Harris Bank") for a new $15 million line of credit for the Corporation.

In the second phase of the transaction, which was completed following the Annual Meeting of Shareholders on March 7, 1994 (the "Second Closing), the Corporation issued 97,777,178 shares of Voting Common Stock to LGC in consideration of the transfer by LGC to the Corporation all of the issued and outstanding shares of capital stock of Shissler Seed Company, Inc. ("Shissler"). When added to the 500,000 shares of the Voting Common Stock acquired at the First Closing, LGC then held 98,277,178 shares of the Voting Common Stock of the Corporation, representing approximately 80% of the Capital Stock and approximately 93% of the Voting Common Stock of the Corporation.

For accounting purposes, the exchange of shares related to the Second Closing was accounted for as a purchase of the Corporation by LGC (a "reverse acquisition") because, after the exchange, LGC owns 80% of the combined entity. The shares of Voting Common Stock issued by the Corporation have been recorded based upon the value assigned to the consideration received. The prorata portion of the net assets of the Corporation acquired by LGC have been adjusted to their estimated fair market value and the difference between these two values has been recorded as goodwill. The assets and liabilities of Shissler, which after the Second Closing became a wholly-owned subsidiary of the Corporation, have been recorded in the consolidated financial statements at their historical book values. The transaction was recorded on the books of the Corporation as of February 1, 1994, the effective date of the transaction.

The condensed consolidated financial statements presented herein reflect the results of the reverse acquisition as described above. Prior year information for the three- and nine- months ended March 31, 1995, reflects the operating results of Shissler for nine months and the former BioTechnica International, Inc. for two months.

The following Pro Forma Condensed Consolidated Statements of Operations for the three- and nine- months ended March 31, 1995 and 1994 reflect the combined results of the Corporation and Shissler as if the Limagrain Transaction had been consummated on July 1, 1993 and the sale of Scott Seed Division (sold on April 20, 1995: see Note 4.) had also taken place July 1, 1993.

                      BIOTECHNICA INTERNATIONAL INC.
               PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)

                    Three Months Ended              Nine Months Ended
                         March 31,                      March 31,
                    1995            1994           1995          1994
               ------------    ------------   ------------  ------------
Net Sales:
Customers      $ 11,626,000    $ 14,486,000   $ 12,308,000  $ 15,642,000
Affiliates        1,639,000         245,000      3,618,000     1,396,000
               ------------    ------------   ------------  ------------
                 13,265,000      14,731,000     15,926,000    17,038,000

Cost and operating expenses:
Cost of Goods     7,544,000      10,696,000     10,233,000    12,621,000
Marketing         1,860,000       2,341,000      4,393,000     5,245,000
Administrative      986,000       1,058,000      2,805,000     3,414,000
               ------------    ------------   ------------  ------------
                 10,390,000      14,095,000     17,431,000    21,280,000

Operating income  2,875,000         636,000     (1,505,000)  (4,242,000)

Other income (expense):
Interest expense   (178,000)       (189,000)      (804,000)    (662,000)
Other                48,000          (6,000)        76,000        85,000
               ------------    ------------   ------------  ------------
Net income        2,745,000         441,000     (2,233,000)  (4,819,000)
before taxes

Income Taxes              0               0              0            0
               ------------    ------------   ------------  ------------
Net income      $ 2,745,000    $    441,000   $ (2,233,000) $(4,819,000)
               ============    ============   ============  ============
Net income     $       0.02    $       0.00   $      (0.02) $     (0.04)
per share

Weighted        121,434,000     121,434,000    121,434,000   121,434,000
average shares ============    ============   ============  ============
outstanding

                  See Notes to Consolidated Financial Statements

2)	Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited consolidated financial statements incorporated by reference in the Corporation's Form 10-K for the year ended June 30, 1994, such information and footnotes have not been duplicated herein. In the opinion of managment, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.


3)	Inventories

                                March 31,                June 30,
                                  1995                     1994
                               ----------               ----------

Finished Seed                  $5,969,000               $4,886,000
Unfinished Seed                 1,305,000                1,835,000
Supplies and Other                504,000                  621,000
                               ----------               ----------
                               $7,778,000               $7,342,000

Inventories, primarily consisting of seed products and supplies, are valued at the lower of average cost or market.


4)	Asset Sales

On March 20, 1995, the Corporation sold its unused Manilla, Iowa production facility to Midwest Seed Genetics for $173,500. The Corporation received a down payment of $13,000 and carried back a four-year note of $160,500, bearing interest at 9.00%.

On April 20, 1995 the Corporation completed the sale of the assets of Scott Seed Division of New Albany, Indiana to AgriBioTech, Inc. of Las Vegas, Nevada, for an aggregate net purchase price of approximately $1,950,000, payable in cash, 158,000 shares of AgriBioTech stock with a guaranteed value of $3.00 per share, and assumption of the accounts payable of the division.

5)	Financing Agreement

On October 21, 1994, the Corporation renewed its revolving credit arrangement (the "Line of Credit") with Harris Trust & Savings Bank ("Harris Bank") for an additional one-year term whereby the Corporation may borrow up to $15,000,000 based on a borrowing base formula and subject to certain limitations and availability contained in the Limagrain Agreement. Borrowings outstanding against the Line of Credit at May 4, 1995, totaled $8,800,000. Borrowings under the Line of Credit are secured by the inventory and accounts receivable of the Corporation and its subsidiaries and by the guarantees of Limagrain and LGC.

Item 2.	Management's Discussion and Analysis

Liquidity and Capital Resources

Cash and Cash Equivalents declined $873,000, from $1.1 million at June 30, 1994, to $268,000 at March 31, 1995. Cash flow from operations provided
$2.2 million in cash. Accounts Payable and Accrued Expenses rose $1.1 million, from $4.1 million at June 30, 1994, to $5.2 million at March 31, 1995. This increase resulted from amounts due on corn and soybean growers contracts. Customer Advances for spring sales of $1.1 million contributed the remaining increase to cashflow from operations. Amortization and Depreciation of $1.1 million, and the disposition of $1.9 million in other current assets (primarily $1.3 million in assets held for sale) offset the Corporation's year to date loss of $2.3 million and the increase of $290,000 and $436,000 in receivables and inventory respectively from the production and selling cycle. Capital improvements made in the first nine months of the year required $151,000 in cash as the Corporation standardized computer systems throughout its service centers and improved the capacity and quality of its production equipment. Repayment of debt was the Corporation's largest use of cash, reducing its line of credit $6.8 million and its long-term debt $351,000. The bulk of this repayment was financed by an increase of $2.2 million in long-term debt to LGC and $2 million in Equity from the issuance of 200,000 shares of Preferred Stock to LGC.

Management believes that the Harris Bank Line of Credit should provide adequate cash to fund the Corporation's near-term working capital needs for the current fiscal year. There is no assurance that the amount of the borrowing base will remain constant or that the amount of the Corporation's outstanding borrowings will be within the limits of the borrowing base.


Results of Operations

Due to the seasonal nature of the seed business, 75-80% of the Corporation's revenues normally occur during the third and fourth fiscal quarters of each year. During the first six months of the year, the Corporation's production facilities are harvesting, conditioning and bagging their seed products and substantial marketing efforts are underway in preparation for the next sales season which begins in December.

The Condensed Consolidated Statements of Operations for the prior year three- and nine- months ended March 31, 1994, include nine months of the operations of the wholly owned subsidiary, Shissler Seed Company, Inc., (which was acquired as a result of the Limagrain Transaction effective February 1, 1994) and two months of the former BioTechnica International, Inc. For accounting purposes, the exchange of shares related to the Second Closing of the Limagrain Transaction, as discussed in Note 1, was accounted for as a purchase of the Corporation by LGC ( a "reverse acquisition") because, after the exchange, LGC owns 80% of the combined entity.

For a meaningful comparison of the operating results of 1995 versus 1994, pro forma operations of the combined entity are presented in Note 1 in the Pro Forma Condensed Consolidated Statements of Operations. These pro forma statements include the operations of the former BioTechnica, and the operations of Shissler for the three- and nine- months ended March 31, 1994. The following discussion is in reference to these pro forma statements, which management feels present a more meaningful comparison of the results for 1995 versus 1994.

On a pro form basis comparing the third quarter of fiscal 1995 to a like period from 1994, net sales have declined $1.5 million, from $14.7 million at March 31, 1994, to $13.2 million at March 31, 1995. Sales of corn exported to Limagrain affiliates increased $1.4 million, from $245,000 at March 31, 1994 to $1.6 million on March 31, 1995. Domestic sales to customers declined $2.9 million from $14.5 million in 1994 to $11.6 million in 1995. The decline in sales to customers is due to the Corporation's refocusing of the sales effort on high margin corn and bean sales and away from lower margin grasses and small seeds, a concentration on the central corn belt eliminating the sales effort to the east coast, Canada, and the Dakotas, a new credit policy which has limited the customer base to creditworthy farmers, and from shipping delays due to the cold, wet spring. Cost of Goods Sold for the third quarter was $3.1 million lower for 1995, at $7.5 million, due to the delay in shipments and a drop in the cost of corn of $1.1 million due to savings from the consolidation and reorganization of production. The effect of the restructuring continues to generate substantial savings in operating expenses, with a reduction of $481,000 in sales and marketing expenses, from $2.3 million in 1994 to $1.8 million in 1995, and a $72,000 reduction in Administration expenses, from $1.1 million in 1994 to $1.0 million in 1995.
As a result, Net Income before tax for the third quarter of 1995 is $2.3 million higher at $2.7 million in 1995, compared to the $441,000 generated in 1994.

On a pro forma basis for the nine months ended March 31, 1995, net sales for 1995 have declined $1.1 million, from $17.0 million in 1994 to $15.9 million in 1995. Sales to Limagrain affiliates increased $2.2 million, from $1.4 million in 1994 to $3.6 million in 1995. Domestic sales declined
$3.3 million from $15.6 million in 1994 to $12.3 million in 1994, due to the factors of product mix, sales territory, credit policy and weather mentioned in the preceding paragraph. Cost of Goods Sold declined $2.4 million for the nine months from $12.6 million in 1994 to $10.2 million in 1995 due to the decline in sales and the lowering of production costs due to the reorganization. Sales and Marketing expenses have declined $852,000 from $5.2 million in 1994 to $4.4 million in 1995, and Administrative Costs decreased $609,000, from $3.4 million to $2.8 million in 1995. These cost savings are a direct result of the reorganization and cost cutting undertaken by management in the Fall of 1994. Interest costs are running $142,000 higher than last year due to the higher interest rates. As a result of these cost savings, the Corporation's Net income before tax improved $2.6 million, from a loss of $4.8 million in the first nine months of 1994, to a loss of $2.2 million for the first nine months of 1995.

PART II

Item 1.	Legal Proceedings.

   Not Applicable.

Item 2.	Changes in Securities.

   Not Applicable.

Item 3.	Defaults Upon Senior Securities

   Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

   Not Applicable.

Item 5.	Other Information.

   Not Applicable.



Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits required by item 601:

    Exhibit 10. Contract for the sale of Scott Seed Division by LG Seeds, Inc.
                to AgriBioTech, Inc.
    Exhibit 27. Financial Data Schedule


(b) Report on 8-K:

    Current Report on Form 8-K filed with the Commission on April 28, 1995 File No. 0-11854, relating the sale of certain assets of Scott Seed Division by LG Seeds to AgriBioTech, Inc. of Las Vegas, Nevada.

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




							BIOTECHNICA INTERNATIONAL, INC.



Date:   J. C. Gouache
								J. C. Gouache, President and
								Chief Operating Officer

Date:   Edward Germain
								Edward Germain
								Chief Financial Officer