Form 10-K
period 1995-06-30
BIOTECHNICA INTERNATIONAL INC
filed 1995-09-25
CIK 715374

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended June 30, 1995   Commission File No.:0-11854


                  BIOTECHNICA INTERNATIONAL, INC.
       (Exact name of registrant as specified in its charter)


          DELAWARE                                 22-2344703
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)


       4001 WAR MEMORIAL DRIVE
           PEORIA, ILLINOIS                            61614
(Address of principal executive offices)             (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (309) 681-0300


     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   Common Stock, $.01 par value
                        NASDAQ Stock Market

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days:

               Yes  X                    No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   At August 31, 1995, the Company had 115,379,628 shares (not including 39,160 treasury shares) of its Common Stock, $.01 par
value, issued and outstanding.   At August 31, 1995, the
aggregate market value of the voting stock held by non-affiliates of the registrant was $15,476,095.


DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's definitive proxy statement with respect to its 1995 Annual Meeting of Shareholders to be held on November
14, 1995 is incorporated herein by reference to Part III of this report.

                             PART I

ITEM 1.  BUSINESS

THE LIMAGRAIN TRANSACTION

On October 26, 1993, BioTechnica International, Inc. (the "Registrant", which together with its subsidiaries is referred to herein as "BioTechnica" or the "Company") entered into the Credit Enhancement and Reorganization Agreement (the "Limagrain Agreement") with Groupe Limagrain Holding S.A. ("Limagrain") and Limagrain Genetics Corp. ("LG Corp."), a majority-owned subsidiary of Limagrain, which was amended on December 10, 1993. As a result of this agreement, on March 7, 1994, following the Company's Annual Meeting of Shareholders (the "1993 Annual Meeting"), Limagrain, through LG Corp., obtained voting control of the Company (the "Limagrain Transaction").

In the first phase of the transaction, which was consummated on October 27, 1993 (the "First Closing"), the Company issued 500,000 shares of its common stock, par value $.01 per share (the "common stock") to LG Corp. in consideration of $5,000 and the guarantee of Limagrain and LG Corp. of a $15 million line of credit arrangement (the "Line of Credit") with Harris Trust & Savings Bank ("Harris Bank").

In the second phase of the transaction, which was completed following the 1993 Annual Meeting (the "Second Closing"), the Company issued an additional 97,777,178 shares of common stock to LG Corp. in exchange for the transfer to the Company by LG Corp. of all the issued and outstanding shares of capital stock of Shissler Seed Company, Inc. ("Shissler"), which held the pre-existing United States seed corn production and sales operations of Limagrain. Upon completion of the second phase, Limagrain, through LG Corp., obtained approximately 80% of the outstanding capital stock (voting and non-voting) and approximately 93% of the outstanding voting common stock of BioTechnica.

The exchange of shares described above has been accounted for as a purchase of the Company by Shissler (a "reverse acquisition") because Shissler's parent, LG Corp., owned 80% of the combined entity after the exchange. See "BASIS OF PRESENTATION" below. After the reverse acquisition, the Company adopted a June 30 fiscal year to conform to LG Corp.'s and Shissler's fiscal year.

BASIS OF PRESENTATION

The consolidated financial statements presented herein reflect the results of the reverse acquisition as described above.

For the year ended June 30, 1995 ("Fiscal 1995"), the financial statements contained herein present twelve months of operations of the Company. Results for the Scott Seed Division of the Company and other properties sold during Fiscal 1995 are included up to the date of their respective disposals.

For the year ended June 30, 1994 ("Fiscal 1994"), the financial statements contained herein present twelve months of operations of Shissler, plus operations of the Company (as it was constituted prior to the Limagrain Transaction) from February 1, 1994 (the effective date of the Limagrain Transaction) through June 30, 1994.

For the year ended June 30, 1993 ("Fiscal 1993"), the attached financial statements present twelve months of operations of Shissler only.

Proforma statements have been prepared and are included in the Management Discussion and Analysis section that compare full twelve-month operating cycles for the Company as it exists today. The results of the Scott Seed Division and other sold properties have been eliminated and costs specifically identified with the Limagrain Transaction are not included.

CAPITAL AND FINANCING ACTIVITY

On June 29, 1994, BioTechnica, Limagrain, LG Corp. and Shissler entered into a Debt Restructuring Agreement (the "Debt Restructuring Agreement") whereby (i) certain advances to the Company and Shissler by LG Corp. and Limagrain of $8,260,000 in the aggregate were consolidated, (ii) indebtedness in the principal amount of $5,000,000 was contributed to the Company as consideration for the issuance to LG Corp. of 500,000 shares of a then-newly-created Class A Preferred Stock, par value $.01 per share, and (iii) a new promissory note was issued to LG Corp. in the principal amount of $3,260,000. Pursuant to the Certificate of Designations filed with the Secretary of State of Delaware on June 29, 1994, the Class A Preferred Stock issued to LG Corp. (i) has no voting rights, (ii) is non-convertible, (iii) is redeemable solely at the option of the Company, and (iv) has the right to a cumulative dividend at the rate of $0.75 per share per year.

In August 1994, LG Corp. advanced $4,000,000 to the Company as a short-term loan to enable the Company to reduce the amounts borrowed under the Harris Bank Line of Credit so as to bring the Company within the borrowing base limits of the Line of Credit.

On November 30, 1994, LG Corp. converted the $4,000,000 advanced to the Company into (i) a long-term note for $2,000,000 bearing interest at the London Inter-Bank Offered Rate ("LIBOR") plus 1.15%, and (ii) 200,000 shares of Class A Preferred Stock of the Company, as described above.

On November 30, 1994, State Farm Automobile Insurance Company ("State Farm") converted 4,698,336 shares of Class A common stock and 4,807,533 shares of Class B common Stock of the Company into 9,505,869 shares of common stock of the Company. This conversion was available to State Farm at their option under the terms and conditions of the Class A and Class B common stock. This transaction had no effect on the net outstanding, fully diluted shares of the Company, or on the relative equity of any shareholder.

On June 26, 1995, State Farm sold 6,054,751 shares of Class A common stock back to the Company at par value (i.e., $0.01 per share). This transaction represented approximately 5% of the outstanding shares of the Company. The price of $0.01 is substantially below the current market price and the net book value per share. The result of this transaction was to increase the equity position of all remaining shareholders by approximately 5%.

After these transactions, there are only two classes of capital stock issued and outstanding as of June 30, 1995: common stock and Class A Preferred Stock.


BUSINESS RESTRUCTURING AND REDIRECTION

During Fiscal 1994, the Company began an in-depth restructuring of its seed operations to focus the Company on higher margin products, to gain production efficiencies and to reduce costs.
As of June 30, 1995, this restructuring was essentially completed. Under the new structure, the Company will conduct its operations through its operating subsidiary, LG Seeds, Inc. Certain functions have been consolidated by combining management and operations into three main departments: (i) administration and finance; (ii) production and logistics; and (iii) sales and marketing. The goal of this restructuring has been to streamline operations, eliminate duplicated efforts, improve information flow, and increase efficiency to improve the profitability of the Company. Under the new structure, the Company will operate from a corporate headquarters office in Peoria, Illinois, produce seed at four locations, and service its customers from seven regional service centers.

During Fiscal 1994, as part of this restructuring, the Company sold certain of the assets of Donley Seed Company ("Donley"), a forage mix and bird feed company. The operations of Donley did not contribute to the refocused corporate strategy of marketing corn and soybean seeds through a dealer network located in the Corn Belt Region of the United States.

During Fiscal 1994, the Company changed the name of its largest operating division from BioTechnica Agriculture, Inc. to LG
Seeds, Inc. The LG brand name will be prominent in the introduction of new products throughout the Company.

During Fiscal 1995, the Company sold certain unused and unneeded facilities. These assets were classified as "Assets Held for Sale" as of June 30, 1994. The assets sold included:

   1.  the unused conditioning plant/warehouse located in Hereford, Texas;
   2.  the unused conditioning plant/warehouse located in Manilla, Iowa; and
   3.  the unused conditioning plant/warehouse located in Dieterich, Illinois.

Pursuant to an Asset Purchase Agreement dated April 19, 1995, effective as of February 28, 1995, the Company sold its Scott Seed Division of New Albany, Indiana ("Scott Seed") to AgriBioTech, Inc. ("ABT") for an aggregate net purchase price of approximately $1,950,000. This amount consisted of cash, 158,000 common shares of ABT common stock with a guaranteed value of $3.00 per share, and assumption of the accounts payable of Scott Seed. Scott Seed markets alfalfa, clover, pasture mixes, and grasses throughout Kentucky and Southern Indiana in a wholesale environment. The operations of Scott Seed did not contribute to the refocused corporate strategy of marketing corn and soybean seeds through a dealer network located in the Corn Belt Region of the United States. ABT is traded on the NASDAQ Small-Cap Market and is trading in excess of $3.00 per share as of August 31, 1995. To the extent that the 158,000 shares of common stock of ABT are sold, in the aggregate, in excess of $3 per share, net of brokerage commissions, the Company will recognize a gain on such
sales.   As of June 30, 1995, none of the ABT shares had been
sold. As of August 31, 1995, 45,500 ABT shares have been sold for an aggregate amount of $220,067. Management of the Company intends to liquidate the ABT shares as expeditiously as possible, in accordance with the terms of its agreement with ABT.


CONTINUING BUSINESS

The primary business of the Company, a Delaware corporation formed in 1981, is the production, processing and sale of agricultural seeds. Corn, soybeans and alfalfa comprise the Company's major product lines. During Fiscal 1995, sales of corn, soybeans, and alfalfa products represented 52%, 26%, and 6% of net sales, respectively. This compares to 52%, 27% and 7% of the Company's net sales during Fiscal 1994, and 78%, 18% and 1% of the (Shissler only) net sales for corn, soybeans and alfalfa in Fiscal 1993.

The Company contracts with independent farmer-growers for the production of corn, soybeans, and wheat to be grown under Company supervision to meet specific quality and marketability specifications. The Company then processes and treats the delivered seed with appropriate fungicides and insecticides and bags the products for sale. Because weather conditions can cause material fluctuations in yields and seed quality, the Company's cost of goods sold is highly dependent upon weather conditions in its growing areas. The Company buys alfalfa and other seed products as finished goods from seed producers based upon annually negotiated terms which fluctuate with growing conditions and supply levels.

The Company sells its products throughout the midwestern United States mainly to farmer-dealers who in turn market the seed to farmers. The Company also sells its products to affiliates of Limagrain (see "Export Sales"). Because of the seasonal nature of the agricultural seed business, the Company's sales are highly concentrated during the period beginning in December and running through the spring planting season of each year. This heavy sales season is followed by a period during which the dealers are generally allowed to return unplanted seed to the Company. Reserves are made throughout the selling season in anticipation of these returns. The Company issues settlement statements to its dealers following the return period each year and generally collects payments on annual sales during the summer, although some payments are received at various times throughout the year as induced by early payment discounts.

Seed product revenues were $23.9 million for Fiscal 1995, including $3.1 million in sales to affiliated companies, primarily in Europe. These sales to affiliated companies are the result of yearly production contracts for specific corn varieties and are negotiated at arm's length prior to planting season each year. Export sales represent approximately 15% of revenues for Fiscal 1995 and 6% of revenues for Fiscal 1994. As a percentage of (Shissler only) revenues for Fiscal 1993, export sales accounted for 42% of revenues, most of which were sales made to affiliate companies. Sales to affiliated companies are based solely on their respective needs. There is no assurance that these levels of sales will be maintained in the future.


GOVERNMENT REGULATION

The Company's business is subject to federal, state and local regulations. The Company is not aware of any material administrative, regulatory or judicial actions, suits, demand letters, liens, notices of non-compliance or violations, investigations or proceedings associated which will materially impact the Company.


COMPETITION

The Company markets its products primarily in the Corn Belt Region of the United States, comprised of approximately 12 midwestern states from Colorado to Ohio, and from Kentucky to the Canadian border. The competitors of the Company in these markets differentiate their products primarily based on price and yield and other agronomic characteristics, as well as on seed quality, brand name recognition, and customer service. The Company believes that its products are competitively priced and offer similar agronomic characteristics, yield performance, seed quality, and customer service as the products of its major competitors in these areas. The brand names under which the Company's products are marketed tend to be regional in focus. However, following the above-described business restructuring and redirection, the Company is introducing the "LG" Brand to become a nationally recognized brand.

The alliance with Limagrain allows the Company to position itself to compete with other large seed companies on a more effective basis. Limagrain, together with its affiliates ("the Limagrain Group"), being the third largest seed company in the world, has extensive research capabilities and expertise in the seed industry in which the Company now shares. In particular, the germplasm resources of the Limagrain Group are available to the Company.

The benefits of association with the Limagrain Group extend not only to the technical side of the business, but also to the extensive management, marketing, financial, and personnel resources of the Limagrain Group throughout the world.

CUSTOMERS

No single domestic customer represents more than 10% of the total revenues of the Company for Fiscal 1995, 1994, or 1993.

Export sales to foreign affiliates do represent a significant portion of the total net sales of the Company. Sales to these affiliates consist of 13% of net sales for Fiscal 1995, 6% of net sales for Fiscal 1994, and 39% of (Shissler only) net sales for Fiscal 1993.

EMPLOYEES

The Company employed 121 people as of August 31, 1995, including
17 part-time employees.


ITEM 2.  PROPERTIES

The following table identifies the properties owned or leased by the Company and its subsidiaries as of June 30, 1995:

                                                          Approximate
                                               Acreage  Square  Footage
                                                Owned    Owned   Leased

Peoria, IL         Corporate Headquarters                          6,000
Overland Park, KS* Office                                          3,303
Prescott, WI       Office/Warehouse                                1,200
Mt. Pleasant, IA   Office/Plant/Warehouse        20.0     64,000
Tekamah, NE        Office/Plant/Warehouse        17.7     74,620
Ashland, OH*       Office/Plant/Warehouse                         26,000
Decatur, IL        Office/Plant/Warehouse         8.3     59,000
Windfall, IN       Office/Plant/Warehouse         9.9     49,300
Elmwood, IL**      Office/Plant/Warehouse        40.5    121,647
Sunfield, MI       Office/Warehouse                               19,000

 *Both leases expire during the 1996 fiscal year. These facilities have been sublet to non-related parties.
**On August 11, 1995, fire destroyed a building at the Elmwood, Illinois Service Center. See "SUBSEQUENT EVENTS."

Conditioning facilities have peak usage only a few months of the year during the fall harvest season of September and October.
Weather conditions at harvest time can shorten the time available for harvest, requiring more capacity at these locations. During the fall harvest season, the Company's production facilities run at full capacity. The Company believes it has adequate conditioning/warehouse capacity for the effective operation of its business.


ITEM 3.  LEGAL PROCEEDINGS

As of August 31, 1995, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of its property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.



PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

The common stock of the Company is traded on the NASDAQ Stock
Market under the symbol BIOT.

No dividends on common equity have been paid since the Company's inception and the Company anticipates that for the foreseeable future any earnings that would otherwise be available for the payment of dividends to the holders of common stock will be retained partially to fund the Company's cash requirements.

The Class A Preferred Stock of the Company (all of which is owned by LG Corp.) pays a cumulative dividend of $.75 per share per year when declared by the Board of Directors. No such dividend has been declared by the Board of Directors. Pursuant to the terms and conditions of the Company's Class A Preferred Stock, should any dividend be declared or paid on the common stock of the Company, the holders of Class A Preferred Stock would be entitled to receive dividends at a rate per share equal to that of the common stock.

Pursuant to the Credit Agreement with Harris Bank, the Company has agreed that the payment of dividends in any fiscal year, if any, will not exceed the Company's net income determined on a consolidated basis. If the Company is in default on any of the terms of the Credit Agreement, then the Company may not pay or declare any dividends, other than dividends payable in stock of the Company.

As of August 31, 1995, there were approximately 611 shareholders of record of the Company's common stock, representing approximately 2,165 beneficial owners. As of August 31, 1995, the price per share of common stock was $0.9062.

Price range of common stock:

                                 High Last Sale      Low Last Sale
Quarter Ended
  June 30, 1995                    $ 11/32             $ 3/16
  March 31, 1995                      5/16               3/16
  December 31, 1994                  13/32               3/16
  September 30, 1994                 21/32               5/16

Quarter Ended
  June 30, 1994                      27/32              15/32

Two Months Ended
  March 31, 1994                    1 9/32                5/8

Quarter Ended
  January 31, 1994                  1 7/8                 7/8
  October 31, 1993                  2                   1 1/4
  July 31, 1993                     2 3/4               1 5/8

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following table sets forth selected consolidated financial and operating data for the Company and its predecessors for the periods and at the dates indicated. The selected consolidated operating and financial data presented below was derived from the Consolidated Financial Statements of the Company, which were audited by KPMG Peat Marwick LLP, independent auditors. The table should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information.

Fiscal 1994 and 1995 reflect the reverse acquisition accounting of the Limagrain Transaction and are not comparable with years prior to 1994 that represent Shissler only. As discussed in "ITEM 1. BASIS of PRESENTATION," Fiscal 1994 contains twelve months of Shissler standing alone plus five months of the Company (as it was constituted prior to the Limagrain Transaction). See Notes 1 and 2 of the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

                                     ($000's, except per share data)
                                          For Years Ended June 30,
                            1995*        1994*      1993**    1992**      1991**

Operations:
 Net Sales
  Domestic              $  20,434     $ 23,005    $  4,768    $4,985    $  4,563
  Export
         -Affiliate         3,089        1,582       3,187     2,193         979
         -Other               438           --         284        --          20
 Operating income
   (loss)                  (1,395)        (426)        411       232         191
 Net interest expense      (1,068)        (405)        (55)      (96)        (63)
 Other income (expense)        97           (1)         10        45          33
 Income taxes                  28           --         148        76          47
 Net income (loss)
   before extraordinary
   item                    (2,394)        (832)        218       105         114
 Extraordinary item-
   utilization of NOL         --            --          84        76          47
 Net income (loss)      $  (2,394)    $   (832)  $     302   $   181    $    161
 Net income (loss)
   per share:
   Before extraordinary
   item                 $   (0.02)    $  (0.01)  $     0.00  $   0.00   $    0.00
   Extraordinary item        0.00         0.00         0.00      0.00        0.00
    Net income (loss)
     per share          $   (0.02)    $  (0.01)  $     0.00  $   0.00   $    0.00

Cash Dividends Declared
 per common share       $     --      $    --    $      --   $    --    $     --

Balance Sheet:
 Cash and cash
  equivalents           $     399     $  1,141   $      418  $    185   $     532
 Property, plant and
  equipment, net            9,771       10,950        5,723     5,908       6,112
 Total assets              34,502       39,320        9,925    10,000       9,883
 Notes payable and
  long-term debt              285          513          --         20          28
 Due to affiliate,
  long-term                 5,326        3,260        2,261     2,261        2,281
 Shareholders' equity   $  16,790     $ 17,245    $   6,657   $ 6,355   $    5,774

 *Post-acquisition
**Pre-acquisition


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIMAGRAIN TRANSACTION

On October 26, 1993, the Company entered into the Limagrain
Agreement, a two-phase transaction completed on March 7, 1994.
See "ITEM 1.  BUSINESS--  LIMAGRAIN TRANSACTION."

The Limagrain Transaction is recorded on the books of the Company as of February 1, 1994, the effective date of the transaction.
As of February 1, 1994, the assets and liabilities of Shissler, which was a wholly-owned subsidiary of LG Corp. prior to February 1, 1994, which after the Second Closing became a wholly-owned subsidiary of the Company, were recorded at their historical book values and combined with the revalued assets and equity of the Company. The shares of common stock issued by the Company to LG Corp. were recorded based upon the value assigned to the consideration received. The pro rata portion of the net assets of the Company acquired by LG Corp. were adjusted to their estimated fair market value as of February 1, 1994. The difference resulting from these two amounts, totaling $9,091,000, was recorded as goodwill to be amortized over twenty years.

CHANGE IN FISCAL YEAR

During Fiscal 1994, the Company changed its fiscal year end from July 31 to June 30 to conform with Shissler's and LG Corp.'s fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

On October 26, 1993, the Company entered into a one year revolving credit arrangement, the Line of Credit with Harris Bank, whereby the Company may borrow up to $15,000,000 subject to the limitations of a borrowing base formula and other limitations contained in the Limagrain Agreement. Borrowings under the Line of Credit are secured by the inventory and accounts receivable of the Company and its subsidiaries, and by the guarantees of Limagrain, LG Corp. and LG Seeds, Inc.

On June 29, 1994, the Company executed a Debt Restructuring Agreement by and among the Company, Shissler, LG Corp. and Limagrain. This Debt Restructuring Agreement converted all of the outstanding cash advances and promissory notes due to Limagrain and LG Corp. by the Company and Shissler to long-term debt and equity in the Company. The total amount of outstanding debt to affiliates on that date, $8,260,000, was converted to (i) a two-year unsecured promissory note in the amount of $3,260,000 and (ii) 500,000 shares of the Company's Class A Preferred Stock, in exchange for the remaining $5,000,000 of outstanding indebtedness. The two-year promissory note is subordinate to the Harris Bank Line of Credit and bears interest at 0.4375% above the one-year LIBOR rate as of July 1 for the following twelve month period, payable annually. (See Notes 7 and 8 of the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.")

As of June 30, 1995, the promissory note in the amount of $3,260,000 was extended until July 1, 1997. All other terms and conditions remain the same.

Borrowings outstanding under the Line of Credit at June 30, 1995 and 1994 totaled $9,200,000 and $13,800,000, respectively. As of June 30, 1994, the Company was not in compliance with its borrowing base loan covenant. In August 1994, the Company received $4,000,000 as a short-term cash advance from LG Corp. (the "$4,000,000 Cash Advance"), which remedied its borrowing base shortfall.

On November 30, 1994, LG Corp. converted the $4,000,000 Cash Advance into (i) a two-year, long-term note for $2,000,000 bearing interest at LIBOR plus 1.15%, and (ii) 200,000 shares of Class A Preferred Stock of the Company. (See Notes 7 and 8 of the "NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.") Management believes that the two-year $2,000,000 note will be converted into 200,000 shares of Class A Preferred Stock of the Company prior to its due date of November 30, 1996.

Effective June 29, 1995, the Harris Bank Line of Credit was extended until November 30, 1995. Management expects that this Line of Credit will be renewed under substantially the same conditions for one year at that time and that the Company will have access to sufficient cash resources to meet the reasonably foreseeable obligations of its continuing business operations. Management believes there is a strong commitment by Limagrain to enable the Company to obtain sufficient working capital to support the business. Management's belief that Limagrain's support will continue is based on Limagrain's commitment under the Line of Credit guarantee, the additional contribution of $7,000,000 for Preferred Stock, and the advance of $5,260,000 in long-term borrowing. Limagrain has no legal obligation to provide additional funding for the Company.

Due to seasonal fluctuations, the Company from time to time borrows money from Limagrain affiliates. There is no assurance that LG Corp., or any other affiliate of Limagrain, will continue to (i) loan funds to the Company, or (ii) convert such loans to preferred stock. In addition, there is no assurance that, without such loans and conversions, the Company would not be out of compliance with (a) the Harris Bank Line of Credit, or (b) the NASDAQ Stock Market quantitative maintenance criteria, during seasonal fluctuations in the Company's borrowing base and net tangible assets, respectively.

On August 11, 1995, fire destroyed a building at the Elmwood, Illinois Service Center. See "SUBSEQUENT EVENTS." For accounting purposes, the difference between the insurance proceeds received for the destroyed building and the basis in such building will be treated as a gain or loss on the Fiscal 1996 financial statements. The cost of replacing the building will be a capital expenditure at the time the building is replaced. The Company has not decided whether to incur capital expenditures in excess of insurance proceeds for the replacement of this building.

Fiscal 1995

During Fiscal 1995, Cash and Cash equivalents decreased by $742,000. The Company has a policy of using excess cash available to reduce the principal amount outstanding under its Line of Credit with Harris Bank. As of June 30, 1995, the Company had a cash balance of $399,000.

Cash flow used in operations totaled $176,000 in Fiscal 1995. This amount consisted of net loss of $2,394,000 and a decrease in accounts payable and accrued liabilities of $1,299,000 which were partially offset by $1,553,000 in depreciation and amortization, a $852,000 decrease in receivables, a $415,000 decrease in inventory and a $697,000 decrease in other current assets.

Cash flow from investing activities provided the Company with $559,000 in cash. Capital expenditures used $237,000 in cash but were offset by $647,000 in cash received from the sale of non-operating assets. A reduction in long-term assets provided
$149,000 in cash.

Cash flow used for financing activities amounted to $1,125,000. Borrowings under the Harris Line of Credit were decreased $4,600,000, long-term debt and notes payable were reduced $377,000, and Class A common stock declined $61,000 from the repurchase of 6,054,751 shares from State Farm. These reductions in debt and equity were partially funded by a $2,000,000 increase in equity from the issuance of Preferred Stock to LG Corp. and a net $1,913,000 increase in debt with LG Corp.

Fiscal 1994  (See "ITEM 1.  BUSINESS -- BASIS OF PRESENTATION")

During Fiscal 1994, Cash and Cash Equivalents increased by
$723,000.  As of June 30, 1994, the Company had a cash balance of $1,141,000.

Net cash used in operations totaled $4,665,000 during Fiscal 1994. This amount consisted of net loss of $832,000, offset by depreciation and amortization of $1,140,000 and a decrease in inventories of $7,477,000. Additional items that consumed cash were an increase in accounts receivable of $4,566,000, a decrease in accounts payable and accrued liabilities of $7,642,000, and an increase in other current assets of $242,000.

Cash flow used in investing activities was $445,000. This consisted of $62,000 in capital expenditures offset by $352,000 in cash acquired as a result of the reverse acquisition accounting treatment of the Limagrain Transaction and the collection of long-term, non-trade receivables totaling $155,000.

Cash was generated by financing activities in the amount of $4,943,000. The principal amount outstanding under the Line of Credit with Harris Bank was reduced by $900,000; however, debts to affiliates increased by $947,000. The majority of the cash generated from financing activities came from the $5,000,000 in Class A Preferred Stock issued to LG Corp.

Fiscal 1993 (See "ITEM 1.  BUSINESS--BASIS OF PRESENTATION")

During Fiscal 1993, cash and cash equivalents increased by $233,000. As of June 30, 1993, the Company had a cash balance of $418,000.

Cash flow from operations generated $1,053,000. This consisted of net income of $302,000, depreciation and amortization of $610,000, and other decreases in current assets of $141,000.

Cash flow from investing activities consisted of $413,000 in capital expenditures, primarily at the Company's Elmwood, Illinois production facility.

Financing activities consumed $407,000 in cash. Cash in the amount of $500,000 was used to reduce the principal amount outstanding under lines of credit. Cash in the amount of $93,000 was generated from increases in long-term debt.

RESULTS OF OPERATIONS

As discussed in "ITEM 1. BUSINESS -- BASIS OF PRESENTATION," the actual audited financial statements for Fiscal 1995, 1994, and 1993 do not lend themselves to meaningful comparisons as the relevant entity for each period is significantly different.

Consequently, management has prepared the following unaudited proforma financial statements in an attempt to depict more accurately changes in the operations of the combined entity as it exists today.

The following is a discussion of significant trends represented in these proforma financial statements.

Proforma Financial Statements

The following proforma consolidated statements of operations for the years ended June 30, 1995, 1994, and 1993 reflect the combined results of the Company and Shissler as if the Limagrain Transaction had been consummated at the beginning of the years presented, and as if Scott Seed and Donley had been sold at the beginning of the years presented. These statements present the comparative operations of the Company as it existed on June 30, 1995.

Adjustments are included to record depreciation and amortization of the Company's assets based upon the purchase accounting as described in "ITEM 1. BUSINESS--THE LIMAGRAIN TRANSACTION." Pursuant to a Termination of Employment Agreement between the Company and the former President and Chief Executive Officer of the Company, effective as of the Second Closing, the Company paid to the former officer a one-time gross lump-sum severance payment of $200,000. This severance payment has been eliminated from the accompanying proforma statements.

RESULTS OF OPERATIONS (PRO FORMA)

                       BIOTECHNICA INTERNATIONAL, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited - Excludes Donley and Scott Seed)
                           (in thousands of dollars)

                                              12 months Ended June 30,
                                       1995            1994          1993
NET SALES:
  Domestic                          $ 16,988        $ 20,284       $21,494
  Export                               3,527           1,582         3,471
                                      20,515          21,866        24,965

COST AND OPERATING EXPENSES:
  Cost of goods sold                  12,628          16,901        18,537
  Sales and marketing                  4,122           5,429         5,938
  General, administrative
    and other                          5,059           6,037         4,758
                                      21,809          28,367        29,233

     Operating Loss                   (1,294)         (6,501)       (4,268)

OTHER INCOME (EXPENSE):
  Interest expense                    (1,065)           (915)       (1,252)
  Other                                  100              12           (53)

     Net loss before taxes           $(2,259)        $(7,404)      $(5,573)

PROFORMA FISCAL 1995 COMPARED TO PROFORMA FISCAL 1994

The above proforma statements were prepared based on the results of the Company as it exists today, without Scott Seed and Donley. As discussed earlier, the Company now conducts business from seven service centers strategically located throughout the corn growing area of the Midwest. The Company produces and processes corn, soybean and wheat seeds at only four locations (that are also service centers) in order to improve product quality and increase efficiency. Quality testing is done at the Company's Elmwood, Illinois facility in order to assure uniform quality of products.

Domestic Sales

The Company had domestic seed sales in Fiscal 1995 of $16,988,000, compared to $20,284,000 in Fiscal 1994. Corn acres decreased by 11% this year due to (i) an increase in government set aside programs; and (ii) an unusually wet spring throughout much of the Company's marketing area. This wet spring resulted in some farmers switching from corn to soybean planting or letting fields go unplanted. Sales volume was also affected by a more selective approach of not selling to farmer-customers who had a history of poor payment practices. There also has been some loss of business resulting from the major reorganization of the Company and the major realignment of the sales force. Management anticipates taking steps in Fiscal 1996 to recover certain portions of the lost sales volume.

Export Sales

Export sales for Fiscal 1995 show a significant increase over Fiscal 1994. Fiscal 1995 sales were $3,527,000, compared to Fiscal 1994 sales of $1,582,000. Of these amounts, sales to affiliates amounted to $3,089,000 and $1,582,000, respectively. Since most export sales are based on annually negotiated production contracts - negotiated at arms-length by management of the Company and a representative of the respective affiliate - the increase in sales was the result of very good production yields during the Fall of 1994 and high demand by affiliated companies in Europe. Typically, high export sales to Europe in one year translate into lower sales in the following year, as the affiliates have a larger carryover inventory to sell. (See "ITEM
1. BUSINESS--CONTINUING BUSINESS.") There is no assurance that the Company and the Limagrain affiliates will continue to reach agreement on such export sales arrangements in the future and, in such event, there will be a negative impact upon the Company's sales and profit margins.

Cost of Goods Sold

Cost of goods sold was significantly lower in Fiscal 1995 than in Fiscal 1994. This resulted primarily from two factors.

First, during Fiscal 1994, cost of goods sold had been increased due to the write-off of $3,297,000 in obsolete inventory. During Fiscal 1995, the Company wrote off an additional $568,000 in obsolete inventory. The high write-offs in Fiscal 1994, and the still higher than normal write-offs in Fiscal 1995, resulted from careful review of the product line of the Company and a stringent approach to product quality. As of June 30, 1995, the Company consolidated the product lines of the various service centers. Management's goal is to evaluate genetics available from many sources (including Limagrain) and to market what is considered to be the best varieties available in the different geographic regions of the marketing area.

Second, the Company benefited from reduced costs as a result of the very good growing conditions and yields during the Fall of 1994. These conditions allowed the Company to spread fixed costs over a higher number of units. In addition, the Company initiated a program of cost control in all areas and gained efficiencies from closing two production locations and consolidating production.

Sales and Marketing

Sales and marketing costs were $4,122,000 in Fiscal 1995, compared to $5,429,000 in Fiscal 1994. Although a portion of this reduction resulted from lower sales volume, most of the savings resulted from a major realignment of our sales and marketing effort. In the past, each of the different BioTechnica "companies" operated independently. As such, the Company may have had two district sales managers representing two different companies covering the same territory, often calling on the same prospects. After the realignment, each marketing area (normally a state or states) is serviced by one service center. The Company now has a group of sales managers assigned a particular service center, each of whom are assigned a group of counties in a particular state (district or area). The Company has assigned all former dealers of any previous BioTechnica "company" within that district to that sales manager. The dealers continue to receive the same brands of product as before, but they are serviced by only one sales manager, they place orders at a local service center, and product is shipped from that service center. Because of this realignment, the Company has eliminated approximately twenty-five district sales manager positions while maintaining the same dealer force. Management believes this realignment will enhance the relationship between the Company, its dealers, and its customers.

General, Administrative, and Other

A significant goal of the Company for Fiscal 1995 was the reduction of general and administrative expenses. These costs were reduced by $978,000. As part of the overall reorganization of the Company, much effort has been put into reorganizing and centralizing the administrative functions of the Company. Whereas all of the former "companies" had full, in-house administrative and accounting staffs, including a controller, now each service center has an office manager and one or two sales/administrative assistants who handle the clerical functions required to service our customers. Most accounting and other administrative tasks are performed at the corporate office in Peoria, Illinois.

Interest Expense

Interest expense was higher in Fiscal 1995 than in Fiscal 1994 by $150,000. The addition of $5,000,000 in equity by LG Corp. as of June 30, 1994 and $2,000,000 in equity by LG Corp. as of November 30, 1994 reduced the need to borrow and pay interest. The resulting reduction was offset by higher market interest rates in Fiscal 1995.

Other Income (Expense)

This category consists primarily of amortization of goodwill from the Limagrain Transaction, offset by finance charges on dealer accounts and other miscellaneous income. For Fiscal 1995, amortization expense was $479,000.

Net Loss Before Taxes

Proforma net loss before taxes shows an improvement for Fiscal 1995 compared to Fiscal 1994 of $5,145,000. This improvement is the direct consequence of the in-depth restructuring initiated at the end of Fiscal 1994 allowing the Company to (i) reduce costs very significantly; and (ii) improve production efficiences (see "ITEM 1. BUSINESS--BUSINESS RESTRUCTURING AND REDIRECTION"). However, the lower sales volume and the costs associated with the final phase of the restructuring process partially offset the favorable factors discussed above (see "Sales and Marketing" above).


PROFORMA FISCAL 1994 COMPARED TO PROFORMA FISCAL 1993

Domestic Sales

The Company had domestic seed sales in Fiscal 1994 of $20,284,000, compared to $21,494,000 in Fiscal 1993. This decrease of $1,210,000 occurred despite the addition in Fiscal 1994 of a newly acquired business which added $1,100,000 in additional sales. During Fiscal 1994, the Company experienced various production and logistical problems that resulted in part from cash shortages in the former BioTechnica organization prior to the Limagrain Transaction.

Export Sales

Export sales were $1,582,000 in Fiscal 1994, compared to $3,471,000 in Fiscal 1993. Most of these sales were to affiliated companies in Europe. This decrease was the result of lower requirements in Fiscal 1994 by affiliated companies. This is typical of the trend discussed in the analysis of "PROFORMA FISCAL 1995 COMPARED TO PROFORMA FISCAL 1994." Export sales are based on production contracts which are negotiated annually at arms-length by management of the Company and a representative of the respective affiliate.

Cost of Goods Sold

Cost of goods sold for Fiscal 1994 was $16,901,000. This compared to Fiscal 1993 cost of goods sold of $18,537,000.
During Fiscal 1994, the Company wrote off $3,297,000 in low quality and obsolete inventory. During Fiscal 1993, the Company wrote off $1,260,000 in low quality and obsolete inventory. Poor production yields and spring flooding during Fiscal 1993 caused costs in that year to be higher than in Fiscal 1994.

Sales and Marketing

Sales and marketing costs were $5,429,000 in Fiscal 1994, compared to $5,938,000 in Fiscal 1993. This decrease is consistent with the decrease in domestic sales volume.

General, Administrative, and Other

General, administrative, and other costs were $6,037,000 in Fiscal 1994, compared to $4,758,000 in Fiscal 1993. This increase resulted in part due to higher administrative, legal, and accounting activity during Fiscal 1994 associated with the Limagrain Transaction. In addition, there were higher than normal costs during the restructuring and relocation process.

Interest Expense

Interest expense decreased by $337,000. The expense was $915,000 in Fiscal 1994, compared to $1,252,000 in Fiscal 1993. This reduction is a direct result of lower borrowing requirements after the infusion of capital from LG Corp. and Shissler. In addition, the Company was able to borrow at significantly lower interest rates after the Limagrain loan guarantee was in place.

Other Income (Expense)

Other income (expense) improved from expense of $53,000 in Fiscal
1993 to income of $12,000 in Fiscal 1994.

Net Loss Before Taxes

Net loss before taxes showed a deterioration of $1,831,000, from a loss of $5,573,000 in Fiscal 1993 to a loss of $7,404,000 in Fiscal 1994. The increase in the net loss before taxes for Fiscal 1994 resulted primarily from higher inventory write offs and lower sales volumes as discussed above.

ACCOUNTING STANDARDS

Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. Management is currently assessing the effects of the provisions of the Statement on the financial condition and results of operations of the Company.


SUBSEQUENT EVENTS

On August 11, 1995, fire destroyed a building used for the treating of corn and the bagging of soybeans at the Elmwood, Illinois service center. The Company maintains replacement cost property insurance on its three corn production facilities. Cleanup expenses and costs incurred to process seed while the building is being replaced are expected to be substantially offset by the Company's property and business interruption insurance coverage. The Company has not decided whether to incur capital expenditures in excess of insurance proceeds for the replacement of this building.

At this time, (i) the Company intends to shift some seed processing to other Company locations or to have it processed by third parties on a contract basis, and (ii) management believes there will not be an interruption in the ability of the Company to supply seed to its customers.






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

   Consolidated Financial Statements:


     Independent Auditors' Report


     Consolidated Balance Sheets at June 30, 1995 and 1994


     Consolidated Statements of Operations for the years ended
     June 30, 1995, 1994 and 1993


     Consolidated Statements of Cash Flows for the years ended
     June 30, 1995, 1994 and 1993


     Consolidated Statements of Changes in Shareholders' Equity

     for the years ended June 30, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements



   Consolidated Financial Statement Schedule:

     Valuation and Qualifying Accounts - Schedule II




All other schedules have been omitted because the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.


                           INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
BioTechnica International, Inc.:


We have audited the consolidated financial statements of BioTechnica International, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioTechnica International, Inc. and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        KPMG PEAT MARWICK LLP



Chicago, Illinois
July 28, 1995

                       BIOTECHNICA INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                          (in thousands of dollars)

                                                June 30,          June 30,
                                                  1995              1994
            ASSETS
Current assets:
  Cash and cash equivalents                     $   399           $1,141
  Accounts receivable, less allowance
     for doubtful accounts of $123
     in 1995 and $371 in 1994                     7,778            8,114
  Inventories                                     6,927            7,342
  Prepaid expenses and other current assets         105              802
  Net assets held for sale                          --             1,335
     Total current assets                        15,209           18,734


Net property, plant and equipment                 9,771           10,950

Goodwill and other assets                         9,522            9,636

     Total assets                               $34,502          $39,320

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit               $ 9,200         $ 13,800
  Notes payable                                      --              100
  Current portion of long-term debt                 115              164
  Accounts payable                                  735            1,238
  Accrued liabilities                             2,051            2,847
  Due to affiliates                                  --              153
     Total current liabilities                   12,101           18,302

Long-term debt                                      129              311
Due to affiliates                                 5,326            3,260
Other noncurrent liabilities                        156              202

     Total liabilities                          $17,712          $22,075

Shareholders' equity
  Preferred stock, Class A, 700,000 and
     500,000 shares outstanding at June 30,
     1995 and 1994, respectively                 $     7         $     5
  Common stock, 115,418,788 and 105,912,919
     shares outstanding at June 30, 1995
     and 1994, respectively                        1,154           1,059
  Common stock, Class A, 10,753,087
     shares outstanding at June 30, 1994              --             108
  Common stock, Class B, 4,807,533
     shares outstanding at June 30, 1994              --              48
  Additional paid-in capital                      18,893          16,895
  Accumulated deficit                             (3,169)           (775)
  Treasury stock                                     (95)            (95)

     Total shareholders' equity                  $16,790         $17,245

Commitments (note 12)

     Total liabilities and shareholders'
       equity                                    $34,502         $39,320



          See accompanying notes to consolidated financial statements

                       BIOTECHNICA INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands of dollars, except per share amounts)

                                                Years Ended June 30,
                                      1995              1994           1993
                                     (Post-            (Post          (Pre-
                                   Acquisition)      Acquisition)   Acquisition)
Net Sales:
  Domestic                          $ 20,434          $ 23,005         $  4,768
  Export-Affiliates                    3,089             1,582            3,187
  Export-Other                           438                --              284
                                      23,961            24,587            8,239
Costs and Operating Expenses:
  Cost of goods sold                  15,432            17,831            5,589
  Sales and marketing                  4,293             4,673            1,462
  General and administrative           5,631             2,509              777

     Operating income (loss)          (1,395)             (426)             411

Other income (expense):
  Interest expense                    (1,068)             (405)             (55)
  Other                                   97                (1)              10

  Net earnings (loss) before income
       taxes and extraordinary item   (2,366)             (832)             366

  Income taxes                            28                --              148

     Net earnings (loss) before
       extraordinary item             (2,394)             (832)             218

Extraordinary item-utilization of
  net operating loss                     --                 --              84

     Net Earnings (loss)             $(2,394)           $ (832)          $  302

Net Earnings (loss) Per Share before Extraordinary Item:
     Post-acquisition                $ (0.02)           $(0.01)     Not applicable
     Pre-acquisition              Not applicable     Not applicable       $43.60

Extraordinary Item Per Share:
     Post-acquisition                $   --             $  --       Not applicable
     Pre-acquisition              Not applicable     Not applicable       $16.80

Net Earnings (loss) Per Share after Extraordinary Item:
     Post-acquisition                $ (0.02)           $(0.01)     Not applicable
     Pre-acquisition              Not applicable     Not applicable       $60.40

Weighted Average Shares Outstanding:
     Post-acquisition              121,385,000        107,435,000   Not applicable
     Pre-acquisition              Not applicable     Not applicable        5,000

           See accompanying notes to consolidated financial statements

                       BIOTECHNICA INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                               Years Ended June 30,
                                      1995             1994         1993
                                     (Post-           (Post-        (Pre-
                                  Acquisition)      Acquisition)  Acquisition)
Cash Flow from Operating Activities:
  Net income                        $ (2,394)        $  (832)        $   302
  Adjustments to reconcile net earnings
    (loss) to net cash provided by
    (used in) operating activities:
     Depreciation and amortization     1,553           1,140             610
     Changes in assets and liabilities
      Accounts receivable                852          (4,566)            296
      Inventories                        415           7,477            (300)
      Other current assets               697            (242)            107
      Accounts payable and accrued
       liabilities                    (1,299)         (7,642)             38
         Net cash provided by (used
          in) operating activities      (176)         (4,665)          1,053

Cash Flow from Investing Activities:
  Acquisition of property, plant,
     and equipment                      (237)            (62)          (413)
  Proceeds from asset sales              647              --             --
  Cash of business acquired               --             352             --
  Other                                  149             155             --
     Net cash provided by (used in)
       investing activities              559             445           (413)

Cash Flow from Financing Activities:
  Net repayment under line of credit   (4,600)           (900)         (500)
  Increase in long-term debt
    to affiliates                       2,066           1,000            --
  Increase (Decrease) in short-term debt
    to affiliates                        (153)            (53)          101
  (Decrease) in long-term debt and
     notes payable                       (377)           (104)           (8)
  Repurchase of Class A common stock      (61)             --            --
  Issuance of Class A Preferred Stock   2,000           5,000            --
       Net cash provided by (used for)
         financing activities          (1,125)          4,943           (407)
       Net increase (decrease) in
         cash and cash equivalents       (742)            723            233

Cash and cash equivalents at beginning
  of period                            1,141              418            185
Cash and cash equivalents at end of
  period                              $  399           $ 1,141       $   418


           See accompanying notes to consolidated financial statements

                       BIOTECHNICA INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (in thousands of dollars, except share data)

                       Preferred Stock                          Common Stock
                     Class A Non-Voting      Common Stock     Class A Non-Voting
                     Shares   Par Value   Shares   Par Value  Shares   Par Value
Balance June 30, 1992
 (pre-acquisition)      --      $ --       5,000       $ 5     --       $ --

Net income for
  Fiscal 1993           --        --         --         --     --         --

Balance June 30, 1993
(pre-acquisition)       --      $ --       5,000       $ 5     --       $ --

Limagrain Transaction
  Acquisition of existing
   common stock         --        --    8,135,741       81  10,753,087   108
  Issuance of common
   stock                --        --   97,777,178      978     --        --
  Receipt of Shissler
   common stock         --        --       (5,000)      (5)    --        --

Issuance of Preferred
  Stock              500,000        5        --         --     --        --

Net loss for
  Fiscal 1994           --         --        --         --     --        --

Balance June 30, 1994
(post-acquisition)   500,000      $ 5  105,912,919  $1,059  10,753,087  $108

Issuance of Preferred
  Stock              200,000        2        --         --     --        --

Conversion of Class A
  & B Shares            --         --    9,505,869      95 (4,698,336)   (47)

Repurchase of Class A
 Shares                 --         --        --         -- (6,054,751)   (61)

Net loss for
  Fiscal 1995           --         --        --         --      --        --

Balance June 30,
  1995               700,000     $ 7   115,418,788  $1,154      --      $ --



   (Continued)

                          BIOTECHNICA INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   (in thousands of dollars, except share data)

                         Common Stock
                      Class B Non-Voting       Additional    Retained Earnings
                      Shares   Par Value     Paid-In Capital (Accumulated Deficit)
Balance June 30, 1992
 (pre-acquisition)        --      $ --           $ 6,595               $(245)

Net income for
  Fiscal 1993             --        --               --                  302

Balance June 30, 1993
(pre-acquisition)         --     $  --           $ 6,595               $  57

Limagrain Transaction
  Acquisition of existing
   common stock        4,807,533    48             5,305                  --
  Issuance of common
   stock                  --       --                 --                  --
  Receipt of Shissler
   common stock           --       --                 --                  --

Issuance of Preferred
  Stock                   --       --              4,995                  --

Net loss for
  Fiscal 1994             --       --                --                 (832)

Balance June 30, 1994
(post-acquisition)     4,807,533   $48           $16,895               $(775)

Issuance of Preferred
  Stock                    --       --             1,998                  --

Conversion of Class A
  & B Shares          (4,807,533)  (48)               --                  --

Repurchase of Class A
  Shares                    --       --               --                  --

Net loss for
  Fiscal 1995               --       --               --              (2,394)

Balance June 30,
  1995                      --    $  --          $18,893             $(3,169)



(Continued)

                            BIOTECHNICA INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (in thousands of dollars, except share data)


                                                                Total
                                 Treasury Stock              Shareholders'
                               Shares   Par Value               Equity

Balance June 30, 1992
 (pre-acquisition)                 --        $ --                $  6,355

Net income for
  Fiscal 1993                      --          --                     302

Balance June 30, 1993
(pre-acquisition)                  --        $ --                 $ 6,657

Limagrain Transaction
  Acquisition of existing
   common stock                 (39,160)      (95)                  5,447
  Issuance of common
   stock                           --          --                     978
  Receipt of Shissler
   common stock                    --          --                      (5)

Issuance of Preferred
  Stock                            --          --                   5,000

Net loss for
  Fiscal 1994                      --          --                    (832)

Balance June 30, 1994
(post-acquisition)               (39,160)     $(95)               $17,245

Issuance of Preferred
  Stock                            --          --                   2,000

Conversion of Class A
  & B Shares                       --          --                     --

Repurchase of Class A
  Shares                           --          --                     (61)

Net loss for
  Fiscal 1995                      --          --                  (2,394)

Balance June 30,
  1995                          (39,160)     $(95)               $ 16,790





         See accompanying notes to consolidated financial statements

                     BIOTECHNICA INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BUSINESS
BioTechnica International, Inc. (the "Company") sells corn, soybean, alfalfa and other seed to dealers, distributors, and farmers through its seed operations. The Company operates in a twelve-state region centered in the Midwestern United States. Sales are generally made on open account to customers. Because of the geographic concentration of the Company's customers in the Midwest, it is significantly dependent upon the weather and market conditions in its market areas. In addition, industry sales levels are dependent upon factors resulting from governmental agriculture policies and farm programs.

As a result of a series of transactions culminating on March 7, 1994 (the "Limagrain Transaction"), at the 1993 Annual Meeting of Shareholders of the Company, voting and management control of the Company was obtained by Limagrain Genetics Corporation ("LG Corp."). LG Corp. is a subsidiary of Groupe Limagrain Holding ("Limagrain") of Chappes, France (see "NOTE 2--LIMAGRAIN TRANSACTION"). As part of the Limagrain Transaction, Shissler Seed Company, Inc. ("Shissler"), a subsidiary of LG Corp., became a subsidiary of the Company.

B.  BASIS OF PRESENTATION
The consolidated balance sheets as of June 30, 1995 and 1994
(post-acquisition") includes the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

For the year ended June 30, 1995 ("Fiscal 1995"), the financial statements contained herein present twelve months of operations of the Company. Results for the Scott Seed Division of the Company and other properties sold during Fiscal 1995 are included up to the date of their respective disposals.

For the year ended June 30, 1994 ("Fiscal 1994"), the financial statements contained herein present twelve months of operations of Shissler, plus operations of the Company (as it was constituted prior to the Limagrain Transaction) from February 1, 1994 (the effective date of the Limagrain Transaction) through June 30, 1994.

For the year ended June 30, 1993 ("Fiscal 1993"), the accompanying financial statements present twelve months of operations of Shissler only.

C.  REVENUE RECOGNITION
Sales of seed products are recorded upon shipment, reduced by a reserve for estimated returns and discounts.

D.  RESEARCH AND DEVELOPMENT COSTS
Although the Company has no significant internal research and development effort, it has access to research conducted by LG
Corp. The cost of this expertise is paid to Limagrain Genetics in the form of royalties on products sold.

E.  CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of three months or less.

F.  INVENTORIES
Inventories consist primarily of seed products and supplies.
Seed product inventory is valued at the lower of average cost by crop year or market. Supply inventory is valued at the lower of cost using the first-in, first-out method or market.

G.  NET ASSETS HELD FOR SALE
Net assets held for sale consist of fixed assets which were not, at June 30, 1994, being used in operations, but were being held in anticipation of sale to third parties. These assets were all sold during Fiscal 1995.

H.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years.

I.  GOODWILL AND OTHER ASSETS
Goodwill arising from the 1994 reverse acquisition is being amortized using the straight-line method over a period of 20 years. Adjustments were made to goodwill during Fiscal 1995 resulting from refinements to the actual value of certain assets sold. The Company evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows.

J.  INCOME TAXES
The Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109") on July 1, 1993. Statement 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Prior to July 1, 1993, in accordance with Accounting Principles Board Opinion No. 11 ("APB 11"), income taxes were computed using the deferred method, in which amounts provided for income tax expense were based on income reported for financial statement purposes rather than amounts currently payable under tax laws. Deferred taxes, which arose from timing differences between the period in which they affected taxable income, were included in the amounts provided for income taxes. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

The Company files a Federal consolidated tax return with other corporations controlled by LG Corp. A tax sharing agreement has been signed whereby consolidated Federal income tax is allocated among profitable companies. Companies with operating losses receive benefits in the future by effectively offsetting taxable income against prior operating losses.

K.  LOSS PER SHARE
Loss per common share is computed based on the weighted average of all classes of common shares outstanding during the period. The effect of outstanding stock options is antidilutive and therefore has not been recognized in the computation of loss per share.

The weighted average number of shares outstanding for the year ended June 30, 1995 was 121,385,000. The weighted average number of shares outstanding for the year ended June 30, 1994, reflects seven months of historical Shissler shares (5,000 shares converted to 97,777,178 shares computed by applying the exchange ratio of 19,555.44 shares of Company stock to each share of Shissler stock) and five months of shares since the exchange (121,000,000).

L.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these financial instruments. The Harris Bank Credit Agreement is at variable interest rates tied to market rates and, accordingly, the Company considers the fair value to be the same as its carrying value.


2.  LIMAGRAIN TRANSACTION

On October 26, 1993, the Company entered into the Credit
Enhancement and Reorganization Agreement (The "Limagrain
Agreement") by and among the Company, Limagrain, and LG Corp. As a result of this agreement, upon completion of the Second Closing
(herein defined) following the Company's Annual Meeting of Shareholders on March 7, 1994, Limagrain, through LG Corp., obtained voting control of the Company.

In the first phase of the transaction, which was consummated on October 27, 1993 (the "First Closing"), the Company issued
500,000 shares of Voting Common Stock to LG Corp. in consideration of $5,000 and the guaranty of Limagrain and LG
Corp. delivered to Harris Trust & Savings Bank ("Harris Bank") of a new $15,000,000 line of credit for the Company.

In the second phase of the transaction, which was completed following the Annual Meeting of Shareholders on March 7, 1994 (the "Second Closing"), the Company issued 97,777,178 shares of Voting Common Stock to LG Corp. in consideration of the transfer by LG Corp. to the Company of all the issued and outstanding shares of capital stock of Shissler Seed Company ("Shissler"). When added to the 500,000 shares of Voting Common Stock acquired at the First Closing, this transaction resulted in LG Corp. holding 98,277,178 shares of the Voting Common Stock of the Company, representing approximately 80% of the Capital Stock and approximately 93% of the Voting Common Stock of the Company at that time.

The exchange of shares related to the Second Closing was accounted for as a purchase of the Company by Shissler (a "reverse acquisition") because, after the exchange, LG Corp., Shissler's parent, owned 80% of the combined entity. The shares of Voting Common Stock issued by the Company have been recorded based upon the value assigned to the consideration received. The pro rata portion of the net assets of the Company acquired by LG Corp. have been adjusted to their estimated fair market value and the difference between these two values has been recorded as goodwill. The assets and liabilities of Shissler, which after the Second Closing became a wholly-owned subsidiary of the Company, have been recorded in the consolidated financial statements at their historical book values. The transaction was recorded on the books of the Company as of February 1, 1994, the effective date of the transaction.


3.  INVENTORIES

Inventories at June 30, 1995 and 1994 are as follows:
                                          (in thousands of dollars)
                                          1995                 1994

     Finished seed                      $ 4,243              $ 4,886
     Unfinished seed                      2,123                1,835
     Supplies and other                     561                  621
        Total inventories               $ 6,927              $ 7,342

"Finished seed" consists of bagged product, ready for sale, net of reserves for obsolescence. "Unfinished seed" consists of bulk product not yet bagged and the cost associated with the seed crop planted in the spring of 1995, net of reserves for obsolescence. "Supplies and other" consists of foundation seed, unused bags, pallets, and other supply items.

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment with an estimated market value of
$1,335,000, which were being held in anticipation of their sale, were reclassified to current assets as of June 30, 1994.  All of these assets were sold during the year ended June 30, 1995.
Property, plant and equipment used in the normal on-going
operations of the Company at June 30, 1995 and 1994 are as
follows:
                                               (in thousands of dollars)
                                             1995                    1994

     Land and improvements              $     793                 $   875
     Buildings and improvements             8,109                   8,235
     Machinery and equipment                4,379                   4,488
                                        $  13,281                 $13,598

     Less accumulated depreciation         (3,510)                 (2,648)
       Net property, plant and
         equipment                      $   9,771                 $10,950


5.  GOODWILL AND OTHER ASSETS

Goodwill and other assets (at cost, less accumulated amortization of $676,000 and $247,000 at June 30, 1995 and 1994, respectively)
are set forth in the following table.  Goodwill arose primarily from the Limagrain Transaction.
                                              (in thousands of dollars)
                                            1995                    1994

     Goodwill (net of amortization)      $  9,290                 $ 9,358
     Deposits and other                       232                     278
                                         $  9,522                 $ 9,636

Adjustments were made to goodwill during the year ended June 30, 1995 as a result of refinements to the carrying value of various assets to more accurately reflect their value as of the date of the Limagrain Transaction.

These adjustments, principally as a result of asset sales, are as follows:
                                       (in thousands of dollars)

            Hereford, Texas Plant              $  79
            Manilla, Iowa Plant                  285
            Scott Seed Division                 (141)
            Investment in Biotal                 176
            Other Asset Sales                     12

         Net increase to Goodwill               $411

6.  LINE OF CREDIT AND NOTES PAYABLE

The Company has a revolving credit arrangement with Harris Bank through November 30, 1995, whereby the Company could borrow up to $15,000,000 based on a borrowing base formula and subject to certain limitations in availability contained in the Limagrain Agreement. This line of credit bears interest rates based on (at the Company's option) either (i) the Bank Prime Loan rate, or
(ii) the London Interbank Offered Rate ("LIBOR") index. Borrowings under this Line of Credit are secured by the inventory and accounts receivable of the Company and its subsidiaries and by the guarantees of Limagrain and LG Corp. The maximum and average amounts outstanding under this line of credit during the year ended June 30, 1995 were $13,800,000 and $8,862,000, respectively.  The weighted average interest rate during Fiscal
1995 was 7.28%.

As of June 30, 1995, the Company's outstanding borrowing against the line of credit totaled $9,200,000. Effective June 29, 1995, the line of credit was extended until November 30, 1995.

Other notes payable and outstanding at June 30, 1995 aggregate approximately $244,000. These notes bear interest at an annual rate of 9% and are payable in various amounts through September
1997.


The annual maturities of other notes payable are as follows:
                     (in thousands of dollars)

                    Year                  Amount
                    1996               $    115
                    1997                    108
                    1998                     21
                                       $    244

7.  DUE TO AFFILIATES

Amounts due to affiliates at June 30, 1995 and 1994 were comprised as follows:

                                                (in thousands of dollars)
                                                1995                1994

  Promissory note dated June 30, 1995         $ 3,260             $    --
  Promissory note dated June 29, 1994              --               3,260
  Promissory note dated December 1, 1994        2,000                  --
  Other long-term payable                          66                  --
  Current amounts due to affiliates                --                 153
                                              $ 5,326             $ 3,413

On June 30, 1995, the Company executed a promissory note in the amount of $3,260,000 to LG Corp. This note is subordinate to the Harris Bank Credit Agreement and is for a term of two years. Interest is due annually and is set each period (July 1 through June 30 of the following year) based on the one-year LIBOR rate on July 1 plus .4375%.

On December 1, 1994, the Company executed a promissory note in the amount of $2,000,000 to LG Corp. The term of this note is two years. Interest is due semiannually and is based on the one-year LIBOR rate plus 1.15%. Other current amounts due to affiliates result from amounts due for services rendered under various contracts.


8.  CAPITAL STOCK

The number of authorized shares of common stock of the Company was increased from 48,000,000 to 150,000,000 at the Annual Meeting of Shareholders on March 7, 1994 by adoption of the Amended and Restated Certificate of Incorporation of the Company.
Additional authorized shares of stock include:   11,100,000
shares of Class A common; 11,100,000 shares of Class B common; and 2,000,000 shares of Class A Preferred.

On June 29, 1994, the Company, Limagrain, LG Corp. and Shissler entered into a Debt Restructuring Agreement (the "Debt Restructuring Agreement") whereby (i) certain advances to the Company and Shissler by LG Corp. and Limagrain of $8,260,000 in the aggregate were consolidated, (ii) indebtedness in the principal amount of $5,000,000 was contributed to the Company as consideration for the issuance to LG Corp. of 500,000 shares of a newly-created Class A Preferred Stock, par value $.01 per share, and (iii) a new promissory note was issued to LG Corp. in the principal amount of $3,260,000. Pursuant to the Certificate of Designations filed with the Secretary of State of Delaware on June 29, 1994, the Class A Preferred Stock issues to LG Corp. (i) has no voting rights, (ii) is non-convertible, (iii) is redeemable solely at the option of the Company, and (iv) has the right to a cumulative dividend at the rate of $0.75 per share per year.

As of June 30, 1994, there were 105,912,919 shares of the Company's common stock issued and outstanding, with a par value of $0.01 per share. There was also 10,753,087 shares of Class A common stock, 4,807,533 shares of Class B common stock, and 500,000 shares of Class A Preferred Stock issued and outstanding.

In August 1994, LG Corp. advanced $4,000,000 to the Company as a short-term loan to enable the Company to reduce the amounts borrowed under the Harris Bank Line of Credit so as to bring the Company within the borrowing base limits of the line of credit.

On November 30, 1994, LG Corp. converted the $4,000,000 advanced to the Company into (i) a long-term note for $2,000,000 bearing interest at LIBOR plus 1.15%, and (ii) $2,000,000 in Class A
Preferred Stock of the Company, as described above.

On November 30, 1994, State Farm Automobile Insurance Company ("State Farm") converted 4,698,336 shares of Class A common stock and 4,807,533 shares of Class B common stock of the Company into 9,505,869 shares of common stock. This conversion was available to State Farm at their option under the conditions of the Class A and Class B common stock. This transaction had no effect on the net outstanding, fully diluted shares of the Company, or on the relative equity of any shareholder.

On June 26, 1995, State Farm sold 6,054,751 shares of Class A common stock back to the Company at par value (i.e., $0.01 per share). This represented approximately 5% of the outstanding shares of the Company. The price of $0.01 is substantially below the current market price and the net book value per share. The result of this transaction was to increase the equity position of all remaining shareholders by approximately 5%.

As of June 30, 1995, there are only two classes of stock issued and outstanding: common stock and Class A Preferred Stock.

9.  STOCK OPTION PLAN

The Company has reserved 1,500,000 shares of common stock for issuance under an incentive stock option plan (the "1992 Plan") which was adopted by the shareholders at the Annual Meeting of Shareholders on May 7, 1992. Incentive stock options granted under the 1992 Plan are exercisable in installments following a minimum period of employment but expire within ten years from the date of grant. Additionally, the 1992 Plan permits the Company to issue nonqualified stock options. As of June 30, 1995 and 1994, the Company had 1,140,000 shares available under the 1992 Plan for the grant of options to eligible employees. Subsequent to the Limagrain Transaction there have been no additional grants under the 1992 Plan.

The 1992 Plan also permits the Company to issue tandem stock appreciation rights that permit the recipient to exchange an option for an amount of stock and/or cash equal to the increase in the value of the common stock from the date of the grant to the date of its exercise. No such awards have been granted.

The Company previously granted stock options pursuant to a stock option plan (the "1982 Plan") which expired on April 17, 1992. Incentive stock options and nonqualified stock options granted under the 1982 Plan are exercisable in installments following a minimum period of employment, but expire within ten years from the date of grant. Certain of such options were granted at exercise prices which were lower than the prevailing market price of the stock at the date of grant. The Company recorded compensation expense equal to the difference between the market prices and exercise prices of such options. The remaining balance of such liability, included in other noncurrent liabilities in the accompanying June 30, 1995 and 1994 consolidated balance sheets is approximately $156,000 and $202,000, respectively.

The following table summarizes options granted, exercised and outstanding for the two years ended June 30, 1995:

                                 Outstanding      Exercisable     Price
                                                                  Range
Assumed with Limagrain
Transaction, February 1, 1994       1,104,239                  $1.31-$5.50
Granted                                 --
Canceled                             (718,000)                 $1.75-$5.50
Exercised                               --

Options as of June 30, 1994           386,239       317,239    $1.31-$5.50

Granted                                 --               --
Canceled                             (145,614)      (85,614)   $1.75-$5.33
Exercised                               --               --
Vested                                  --            3,000    $1.75

Options as of June 30, 1995           240,625       234,625    $1.31-$5.50

10.  PENSION PLAN

Substantially all full-time employees of the former Shissler subsidiary are covered under a defined benefit pension plan (the "Plan") sponsored by an affiliate. The Plan provides benefits based on years of service and the employee's' compensation during the last five years of employment. Plan assets are primarily invested in pooled equity and fixed income funds and are managed by a life insurance company. The Company's funding policy is to contribute annually an amount that is not less than the ERISA minimum funding requirement and not in excess of the amount that can be deducted for federal income tax purposes. The following table sets forth the Company's portion of the Plan's funded status and amounts recognized in the Company's balance sheets at June 30, 1995 and 1994:

                                            (in thousands of dollars)
                                                  1995       1994
Actuarial present value of benefit obligations:
  Vested benefit obligation                       $116      $ 119

  Accumulated benefit obligation                   134        137
  Projected benefit obligation for service
   rendered to date                                264        256
Plan assets at fair value                          225        234

Projected benefit obligation in excess of
   Plan assets                                      39         22
Unrecognized net gain                              (39)       (21)
Prior service cost not yet recognized in
   net periodic pension costs                       --         (2)
Unrecognized net assets                             --          1

Prepaid pension cost                              $ --      $  --

Net pension cost for 1995, 1994 and 1993 included the following components:

                                             (in thousands of dollars)
                                      1995            1994            1993
Service cost of benefits earned
 during the period                    $ 24            $ 27            $ 32
Interest cost on projected benefit
 obligation                             43              45              56
Actual return on plan assets           (42)            (42)            (53)
Net amortization and deferral           --               1               1
  Net pension cost                    $ 25            $ 31            $ 36


Assumptions used in accounting for the Plan as of June 30, 1995 and 1994 were:

                                                  1995               1994

Discount rate                                     7.75%              7.75%
Rate of increase in compensation levels           6.00%              6.00%
Expected long-term rate of return on assets       8.00%              8.00%

11.  INCOME TAXES

The Company adopted Statement 109 as of July 1, 1993. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. On June 30, 1995, the Company had net operating loss carryforwards of approximately $96,000,000 which expire at various dates from 1996 through 2008. As a result of certain transactions that have occurred including the Limagrain Transaction, utilization of these net operating carryforwards is significantly limited.

The provision for income tax expense for 1993 of $148,000 related to Shissler only. The actual provision for income tax expense differed from the expected provision for income tax expense (computed by applying the applicable U.S. Federal corporate income tax rate of 34% to earnings before income taxes) as follows:

                                               (thousands of dollars)
                                      1995              1994           1993
  Computed "expected" tax (benefit)
     expense                         $(814)            $(322)          $124
  State income taxes, net of
     federal benefit                    --                --             18
  Alternative Minimum Tax               28                --             --
  Other                                 --                --              6
 Net operating loss carryforward       814               322             --
 Total                               $  28             $  --           $148

The components of income tax expense are as follows:

                                      1995               1994          1993

  Federal                             $ 28              $ --           $121
  State                                 --                --             27
  Total                               $ 28              $ --           $148

Deferred tax assets and liabilities at June 30, 1995 consist primarily of net operating loss carryforwards and various reserves not yet deductible for tax purposes, and differences between book and tax depreciation. At June 30, 1995 and 1994, the valuation allowance is sufficient to reduce the net deferred tax asset, net of deferred tax liabilities, to zero.

LG Corp. historically has filed its tax return on a November 30 fiscal year. Effective June 30, 1995, LG Corp. elected to file its tax returns on a fiscal year ending June 30 to coincide with the fiscal period used by the Company for financial reporting purposes.


12.  COMMITMENTS

The Company leases office space and certain equipment under non-cancelable operating leases which expire through 1998.
Rental expenses charged to operations were $476,000, $349,000 and
- -$0- for the years ended June 30, 1995, 1994 and 1993, respectively. Future annual minimum rentals are $185,000, $157,000, $83,000, $59,000, and -$0- for Fiscal 1996 through
2000, respectively.

13.  RELATED PARTIES

The Company has no significant internal research and development effort. The Company, however, has access to the research conducted by Limagrain Genetics (an affiliated company in the Limagrain Group). The cost of this expertise is paid to Limagrain Genetics as royalties on products sold. Costs incurred were approximately $81,000, $78,000 and $80,000 for 1995, 1994 and 1993, respectively. In addition, the Company paid $35,000 to Callahan (a division of LG Corp.) for royalties on soybean genetics for Fiscal 1995.

The Company has agreements with affiliated companies that provide for certain administrative and management services. Combined costs incurred under these agreements were approximately
$320,000, $305,000 and $321,000 for 1995, 1994 and 1993,
respectively. Fees for these arrangements are negotiated annually by management and approved by the Board of Directors.

The Company sells seed to various affiliated companies in Europe primarily under production contracts. These contracts are negotiated annually and are based on arms-length negotiated pricing and in quantities determined by the affiliates reflecting their requirements. Export sales to affiliates amounted to $3,089,000 for Fiscal 1995, $1,582,000 for Fiscal 1994, and
$3,187,000 for Fiscal 1993.

14. SUBSEQUENT EVENTS

On August 11, 1995, fire destroyed a building used for the treating of corn and the bagging of soybeans at the Elmwood, Illinois service center. The Company maintains replacement cost insurance on its three corn production facilities. Consequently, there will be no material cost to the Company with respect to property loss as a result of the fire. Cleanup expenses and costs incurred to process seed while the building is being replaced are expected to be substantially offset by the Company's property and business interruption insurance coverage.

At this time, (i) the Company intends to shift some seed processing to other Company locations or to have it processed by third parties on a contract basis, and (ii) management believes there will not be an interruption in the ability of the Company to supply seed to its customers.

15. SUPPLEMENTAL CASH FLOW INFORMATION

                                         (in thousands of dollars)
                                     June 30      June 30    June 30
                                       1995         1994       1993

Cash paid for interest                 $687         $493       $ 86

Supplemental schedule of
   noncash investing activities:

      In connection with the sale of various assets during Fiscal 1995, the Company received cash of $647,000 and non-operating receivables of $722,000. The net book value of assets sold was $1,780,000.

                     BIOTECHNICA INTERNATIONAL, INC.
                  VALUATION AND QUALIFICATION ACCOUNTS
                 Years ended June 30, 1995, 1994 and 1993
                               Schedule II
                         (in thousands of dollars)

                      Balance     Charged to                     Balance
                      at July 1,  Costs and                    at June 30,
                      1992        Expenses    Other Deductions    1993


Allowance for doubtful
accounts              $    21     $    34     $ --    $ (36)**   $  19

Accumulated amortization:
  Goodwill                  4           2       --       --          6
  Non-compete agreement    37          10       --       --         47
                      $    41     $    12     $ --    $  --      $  53


                      Balance     Charged to                     Balance
                      at July 1,  Costs and                    at June 30,
                      1993        Expenses   Other  Deductions    1994


Allowance for doubtful
accounts              $    19     $    80     $338*   $ (66)**    $371

Accumulated amortization:
  Goodwill                  6         191      --        --        197
  Non-compete agreement    47           3      --        --         50
                      $    53     $   194     $--     $  --       $247


                      Balance     Charged to                     Balance
                      at July 1,  Costs and                    at June 30,
                      1994        Expenses    Other Deductions    1995


Allowance for doubtful
accounts              $   371     $   173     $--     $(421)**   $123

Accumulated amortization:
  Goodwill                197         479      --        --       676
  Non-compete agreement    50          --      --       (50)       --
                      $   247     $   479     $--     $ (50)     $676

*Balance received as part of the reverse acquisition accounting for Limagrain Transaction
**Write-off of uncollectible accounts receivable



               See accompanying independent auditors' report


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "EXECUTIVE COMPENSATION," "INFORMATION ABOUT EXECUTIVE OFFICERS" and "PROPOSAL 1: ELECTION OF DIRECTORS" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on November 14, 1995 (the "1995 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the caption "EXECUTIVE
COMPENSATION" in the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information set forth under the captions "SECURITY OWNERSHIP
OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF
MANAGEMENT" in the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "CERTAIN
RELATIONSHIPS AND OTHER  RELATED TRANSACTIONS" in the Company's
1995 Proxy Statement is incorporated herein by reference.



PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
FORM 8-K

(a)  Financial Statements, Financial Statement Schedule and
Exhibits

     1. Financial Statements. See Item 8 for the financial statements of the Company filed as part hereof.

     2. Financial Statement Schedule. See Item 8 for the financial statement schedule of the Company filed as part hereof.

     3. Exhibits. The exhibits listed in the following index are incorporated herein by reference.

Exhibit No.    Description of Exhibit

   2.1 Credit Enhancement and Reorganization Agreement among the Company, Groupe Limagrain Holding S.A., and Limagrain Genetics Corp. dated as of October 26, 1993 (incorporated by reference to Exhibit 2.1 to Form 8-K filed with the Commission November 10, 1993, File No. 0-11854).

   2.2           Amendment to Credit Enhancement and Reorganization
                 Agreement dated December 10, 1993, among the Company,
                 Groupe Limagrain Holding S.A., and Limagrain Genetics
                 Corp. (incorporated by reference to Exhibit 1 to Form 8-K filed with the Commission December 16, 1993, File No. 0-11854).

   3.1 Amended and Restated Certificate of Incorporation dated March 7, 1994, of the Company, as amended on June 28, 1994.

   3.2 By-laws of the Company, as amended on October 29, 1983, May 7, 1987 and May 18, 1994.

   4.1 Specimen Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4(A) to the Company's Annual Report on Form 10-K filed with the Commission on March 31,1986, File No. 0-11854).

   4.2 Note Purchase Agreement dated as of December 31, 1987, between BioTechnica International, Inc. and State Farm Mutual Automobile Insurance Company as amended
                 (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on February 16, 1988, File No. 0-11854).

   4.3 Common Stock Purchase Agreement dated as of December 31, 1987, between BioTechnica International, Inc. and State Farm Mutual Automobile Insurance Company as amended (incorporated by reference to Exhibit 4.2 to Form 8-K filed with the Commission on February 16, 1988, File No. 0-11854).

   4.4 Class A Common Stock Purchase Agreement dated as of March 31, 1988, between BioTechnica International, Inc. and State Farm Mutual Automobile Insurance Company as amended (incorporated by reference to Exhibit 4.3 to Form 10-Q filed with the Commission on August 12, 1988, File No. 0-11854).

   4.5 Class A Common Stock Purchase Agreement dated as of August 31, 1989, between BioTechnica International, Inc. and State Farm Mutual Automobile Insurance Company, as amended (incorporated by reference to Exhibit 4.6 to Form 10-K filed with the Commission on March 29, 1990, File No. 0-11854).


   4.6 Amendment No. 1 to the Common Stock Purchase Agreement, Note Agreement and Class A Common Stock Purchase Agreement between BioTechnica International, Inc. and State Farm Mutual Automobile Insurance Company (incorporated by reference to Exhibit 4.7 to Form 10-K filed with the Commission on March 29,1990, File No. 0-11854).

   4.8           Specimen Certificate of Class A Preferred Stock of the
                 Company.

   4.9           Certificate of Designations.

  10.1           The Company's 1982 Incentive Stock Option Plan adopted on
                 July 30, 1982, as amended on January 31, 1987, on May 7, 1987, and on May 11, 1989 (incorporated by reference to Exhibit
                 10.1 to Form 10-K filed with the Commission on March 29, 1990, File No. 0-11854).

  10.2 The Company's 1992 Stock Incentive Plan adopted on May 7, 1992, as amended on May 18, 1994.

  10.3 Secured Revolving Credit Agreement dated October 26, 1993, between Harris Trust and Savings Bank and the Company (incorporated by reference to Exhibit 10.31 to Form 10-K filed with the Commission on November 15, 1993, File No. 0-11854).

  10.4 Letter Agreement dated October 18, 1993, between State Farm Mutual Automobile Insurance Company and the Company (incorporated by reference to Exhibit 10.32 to Form 10-K filed with the Commission on November 15, 1993, File No. 0-11854).

  10.5 Letter Agreement dated October 25, 1993, between The Seagram Company, Ltd. and the Company (incorporated by reference to Exhibit 10.33 to Form 10-K filed with the Commission on November 15, 1993, File No. 0-11854).

  10.6           Letter Agreement dated October 18, 1993, between John A.
                 Masters and the Company (incorporated by reference to Exhibit
                 10.34 to Form 10-K filed with the Commission on November 15, 1993, File No. 0-11854).

  10.7 Termination of Employment Agreement dated December 10, 1993, between the Company and Charles H. Baker (incorporated by reference to Exhibit 2 to Form 8-K filed with the Commission on December 16, 1993, File No. 0-11854).

  10.8 Amended Letter Agreement dated December 8, 1993, between State Farm Mutual Automobile Insurance Company and the Company (incorporated by reference to Exhibit 10.36 to Amendment No. 2 on Form 10-K/A filed with the Commission on January 26, 1994, File No. 0-11854).

  10.9 Amended Letter Agreement dated December 8, 1993, between The Seagram Company, Ltd. and the Company (incorporated by reference to Exhibit 10.37 to Amendment No. 2 on Form 10-K/A filed with the Commission on January 26, 1994, File No. 0-11854).

  10.10         Amended Letter Agreement dated December 8, 1993, between John
                 A. Masters and the Company (incorporated by reference to Exhibit 10.38 to Amendment No. 2 on Form 10-K/A filed with the Commission on January 26, 1994, File No.0-11854).

  10.11 First Amendment to Secured Revolving Credit Agreement between Harris Trust and Savings Bank and BioTechnica International, Inc. dated as of February 15, 1994.

  10.12 Second Amendment to Secured Revolving Credit Agreement between Harris Trust and Savings Bank and BioTechnica International, Inc. dated March 7, 1994.

  10.13 Debt Subordination Agreement between Harris Trust and Savings Bank and BioTechnica International, Inc. dated June 29, 1994.

  10.14 Debt Restructuring Agreement by and among Limagrain Genetics Corp., Shissler Seed Co., Inc., Limagrain Holding S.A. and BioTechnica International, Inc. dated June 29, 1994.

  10.15 Promissory Note issued to Limagrain Genetics, Corporation by BioTechnica International, Inc. on June 29, 1994.

  10.16 Subscription by Limagrain Genetics Corporation of 500,000 shares of Class A Preferred Stock of BioTechnica International, Inc. dated June 20, 1994.

  10.17 Executive Compensation Agreement 1994/95 for J.C. Gouache dated October 21, 1994.*/**

  10.18          Consulting Agreement between the Company and William C.
                 Hittinger dated January 1, 1995.*

  10.19 Consulting Agreement between the Company and Ralph W.F. Hardy dated January 1, 1995.*

  10.20 Agreement between the Company and George R. Allbritten dated January 4, 1995.

  10.21 Agreement for Administrative and Support Services by and between Shissler Seed Company, Inc. and Limagrain dated June 29, 1990.

  10.22          Promissory note issued to LG Corp. by Shissler dated July 1,
                 1994.

  10.23          Promissory note issued to LG Corp. by the Company dated
                 March 10, 1994.

  10.24          Promissory note issued to LG Corp. by the Company dated
                 April 14, 1994.

  10.25          Promissory note issued to LG Corp. by the Company dated
                 April 19, 1994.

  10.26         Promissory note issued to LG Corp. by the Company dated
                June 29, 1994.

  10.27         Promissory note issued to LG Corp. by the Company dated
                June 29, 1995.*

  10.28         Promissory note issued to LG Corp. by the Company dated
                December 1, 1994.

  10.29 Service Agreement between LG Seeds, Inc. and Limagrain Innovations dated July 1, 1994.*

  10.30         Biotechnology Service Agreement between LG Seeds, Inc.
                and BIOCEM S.A dated July 1, 1994.*

  10.31 Service Agreement between LG Seeds, Inc. and Limagrain Genetics International S.A. dated July 1, 1994.*

  10.32 Tax Allocation Agreement among the Limagrain Affiliated U.S. corporations filing a consolidated tax return with Limagrain Genetics Corporation.*

  21.00         Subsidiaries of the Company.*

  27.00         Financial Data Schedule.*

(b)  Reports on Form 8-K.

     Current report on Form 8-K dated April 28, 1995, File Number
     0-11854, was filed in connection with the sale by the Company of the assets of its Scott Seed to AgriBioTech.

     Current report on Form 8-K dated June 29, 1995, File Number
     0-11854, was filed in connection with an agreement between the Company and State Farm Automobile Insurance Company to repurchase 100% of the Company's remaining Class A Common shares outstanding.

     (*)Filed herewith.
    (**)Management contract filed pursuant to Item 14(c) of Form 10-K.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                          BIOTECHNICA INTERNATIONAL, INC.

                            By:  /s/ Jean Ferrand
                                 Jean Ferrand
                                 Chairman, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Signature                          Title
    Date

/s/ Jean Ferrand                  Chairman, Director

Jean Ferrand

/s/ Emmanuel Rougier              Chief Executive Officer,

Emmanuel Rougier                  Director

/s/ Jean Christophe Gouache       President and

Jean Christophe Gouache           Chief Operating Officer

/s/ Edward M. Germain             Chief Financial Officer

Edward M. Germain

/s/ Philip M. Nordeen             Chief Accounting Officer

Philip M. Nordeen

/s/ Claude Agier                  Director

Claude Agier

/s/ George R. Allbritten          Director

George R. Allbritten

/s/ Ralph W.F. Hardy              Director

Ralph W.F. Hardy

/s/ William C. Hittinger          Director

William C. Hittinger

/s/ Laurent Petoton               Director

Laurent Petoton


                              CORPORATE INFORMATION

SHAREHOLDER REFERENCE                  EXECUTIVE OFFICERS

CORPORATE HEADQUARTERS                 Jean Christophe (J.C.) Gouache
BioTechnica International, Inc.        President and Chief
Operating Officer
4001 War Memorial Drive
Peoria, IL  61614                      Edward M. Germain
(309) 681-0300                         Secretary and
                                       Chief Financial Officer
OPERATING SUBSIDIARY
LG Seeds, Inc.                         Philip M. Nordeen
4001 War Memorial Drive                Treasurer and
Peoria, IL  61614                      Chief Accounting Officer

TRANSFER AGENTS                        Bruno Carette
American Stock Transfer &              Vice President, Sales and Marketing
Trust Company
40 Wall Street
New York, NY  10005
(212) 936-5100                         BOARD OF DIRECTORS

                                       Jean Ferrand
AUDITORS                               Chairman of the Board
KPMG Peat Marwick LLP
Chicago, IL  60601                     Emmanuel Rougier
                                       Chief Executive Officer
COUNSEL
Shook, Hardy & Bacon P.C.              George R. Allbritten
Kansas City, MO  64106
                                       Claude Agier
SEC FORM 10-K
A copy of the Company's annual         Ralph W.F. Hardy
report to the Securities and
Exchange Commission on Form 10-K       William C. Hittinger
Commission on Form 10-K is
available without charge upon          Laurent Petoton
written request to:
Shareholder Relations
BioTechnica International, Inc.
4001 War Memorial Drive
Peoria, IL  61614

ANNUAL MEETING
The annual meeting of shareholders will
be held at 10:00 A.M. on Tuesday,
November 14, 1995 at The Signature Inn,
4112 North Brandywine, Peoria, IL.