Form 10-Q
period 1995-09-30
BIOTECHNICA INTERNATIONAL INC
filed 1995-11-01
CIK 715374

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                FORM 10-Q



		        Quarterly report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
  		         For the quarterly period ended September 30, 1995



                     Commission File Number 0-11854


                     BIOTECHNICA INTERNATIONAL, INC.
         (Exact name of registrant as specified in its charter)


           Delaware            				                     22-2344703
    (State of incorporation)       	              			 (I.R.S. Employer
                                                     Identification No.)



        4001 North War Memorial Drive, Peoria, IL         			   61614
       (Address of principal executive offices)		             (Zip Code)


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

   On October 27, 1995, the Registrant had 115,379,628 (net of 39,160 treasury shares) shares of Common Stock outstanding.



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         BIOTECHNICA INTERNATIONAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                            (in thousands of dollars)

                                     September 30,             June 30,
                                           1995                  1995
                                     ------------           ------------
Assets
Current assets:
  Cash & cash equivalents            $         28           $        399
  Accounts Receivable                       2,208                  7,778
  Inventories                               9,831                  6,927
  Prepaid expenses & other assets             181                    105
                                     ------------           ------------
    Total Current Assets                   12,248                 15,209

Property, plant & equipment
  At  cost                                 13,295                 13,281
  Less accumulated depreciation             3,717                  3,510
                                     ------------           ------------
    Net property, plant & equipment         9,578                  9,771

Goodwill and other assets                   9,386                  9,522
                                     ------------           ------------
    Total Assets                     $     31,212           $     34,502
                                     ============           ============

Liabilities and Shareholders' Equity

Current liabilities:
  Borrowings under line of credit    $      4,100           $      9,200
  Current portion of long-term debt           115                    115
  Accounts payable                          1,635                    735
  Accrued liabilities                         704                  2,051
  Due to affiliates                         4,152                      0
                                     ------------           ------------
   Total current liabilities               10,706                 12,101

Long- term debt                               103                    129
Due to affiliates                           5,326                  5,326
Other noncurrent liabilities                  111                    156
                                     ------------           ------------
    Total Liabilities                      16,246                 17,712

Shareholders' Equity
 Preferred Stock, Class A,  2,000,000
  shares authorized; 700,000 and 700,000
  shares outstanding                            7                      7
 Common Stock, 150,000,000
  shares authorized; 115,418,788
  and 115,418,788 shares outstanding        1,154                  1,154
 Additional paid- in capital               18,893                 18,893
 Retained Earnings (deficit)               (4,993)                (3,169)
 Treasury stock                               (95)                   (95)
                                     ------------           ------------
    Total shareholders' equity             14,966                 16,790
                                     ------------           ------------
    Total liabilities                $     31,212           $     34,502
    and shareholders' equity         ============           ============

             See notes to Condensed Consolidated Financial Statements




                       BIOTECHNICA INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)
              (in thousands of dollars except per share amounts)

                               Three Months Ended
                                  September 30,
                              1995           1994
Net Sales:
 Domestic             $        556   $      1,883
 Export-Affiliates               0              0
 Export-Other                    0              0
                      ------------   ------------
                               556          1,883

Cost of Goods Sold:
 Cost of Goods Sold            351          1,739
                      ------------   ------------

  Gross Margin                 205            144

Operating expenses:
 Sales & Mkting              1,014          1,140
 Administrative                943          1,431
                      ------------   ------------
                             1,957          2,571

  Operating income(loss)    (1,752)        (2,427)

Other income (expense):

 Interest expense             (250)          (321)
 Other                         178             23
                      ------------   ------------
  Net income                (1,824)        (2,725)
  before taxes

 Income Taxes                    0              0
                      ------------   ------------
 Net income(loss)     $     (1,824)  $     (2,725)
                      ============   ============
 Net income           $      (0.02)  $      (0.02)
 per share

 Weighted              115,419,000    121,434,000
 average shares       ============   ============
 outstanding


      See notes to Condensed Consolidated Financial Statements




                  BIOTECHNICA INTERNATIONAL INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                    (in thousands of dollars)

                                                 Three Months Ended
                                                    September 30,
                                                1995            1994
Cash flow from operating activities:
  Net income (loss)                     $     (1,824)     $   (2,725)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                363             419
    Changes in assets and liabilities
    Accounts receivable                        5,570           4,551
    Inventories                               (2,904)         (5,561)
    Other current assets                         (63)            295
    Accounts payable & accrued liabilities      (447)          2,865
                                        ------------    ------------
    Net cash provided by (used for)              695            (156)
    operating activities

Cash flow from investing activities:
   Acquisition of property,                      (47)            (88)
   plant & equipment
                                        ------------    ------------
  Net cash provided by (used for)                (47)            (88)
  investing activities

Cash flow from financing activities:
   Net repayment under line of credit         (5,100)         (4,500)
   Increase in debt to affiliates              4,152           4,017
   Decrease in long-term debt                    (71)           (220)
                                        ------------    ------------
  Net cash provided by (used for)             (1,019)           (703)
  financing activities

  Net increase (decrease) in cash               (371)           (947)
  and cash equivalents

Cash and cash equivalents at the                 399           1,141
beginning of period

Cash and cash equivalents at the
end of period                           $         28    $        194
                                        ============    ============

          See notes to Condensed Consolidated Financial Statements

                BIOTECHNICA INTERNATIONAL, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (UNAUDITED)
              (in thousands of dollars, except share data)

                             Preferred Stock
                           Class A Non-Voting     Common Stock
                           Shares  Par Value   Shares     Par Value

Balance June 30,1995      700,000  $     7   115,418,788   $  1,154

Net loss                        0        0             0          0
                         -------- -------- ------------- ----------
September 30, 1995        700,000  $     7   115,418,788   $  1,154
                         ======== ======== ============= ==========

       See notes to Condensed Consolidated Financial Statements

                    BIOTECHNICA INTERNATIONAL, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (UNAUDITED)
             (in thousands of dollars, except share data)



                      Additional  Retained     Treasury          Total
                       Paid-In    Earnings      Stock        Shareholder
                       Capital   (Deficit)  Shares  Par Value    Equity

Balance June 30,1995  $   18,893  $  (3,169)   (39,160) $(95) $  16,790
Net loss                       0     (1,824)         0     0     (1,824)
                     ----------- ----------    ------- ----- ----------
September 30,1995     $   18,893  $  (4,993)   (39,160) $(95) $  14,966
                     =========== ==========    ======= ===== ==========

            See notes to Condensed Consolidated Financial Statements

                 BIOTECHNICA INTERNATIONAL, INC.
         NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

                             (Unaudited)

1)	Limagrain Transaction

As a result of a series of transactions culminating on March 7, 1994 (the "Limagrain Transaction"), at the 1993 Annual Meeting of Shareholders of BioTechnica International, Inc. (the "Company"), voting and management control of the Company was obtained by Limagrain Genetics Corporation ("LG Corp."). LG Corp. is a subsidiary of Groupe Limagrain Holding ("Limagrain") of Chappes, France. As part of the Limagrain Transaction, Shissler Seed Company, Inc. ("Shissler"), a subsidiary of LG Corp., became a subsidiary of the Company.

The Condensed Consolidated Statements of Operations for the prior year three months ended September 30, 1994, include the operations of the Scott Seed division of the Company ("Scott Seed"), and severance costs for a number of former Company employees. For a more meaningful comparison of the operational results of the first quarter of Fiscal 1996 versus the first quarter of Fiscal 1995, the severance costs and the operations of Scott Seed have been excluded in the proforma statement of operations shown below. Management believes this proforma allows the reader to make a true comparison of the respective first quarter of Fiscal 1995 to Fiscal 1996 as the Company exists today and shows the Company's continuing efforts to reduce expenses and improve profitability.


                      BIOTECHNICA INTERNATIONAL INC.
               PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)

                            Three Months Ended
                               September 30,
                             1995         1994
Net Sales:
 Domestic            $        556    $        511
 Export-Affiliates              0               0
 Export-Other                   0               0
                     ------------    ------------
                              556             511
Cost of Goods Sold:
 Cost of Goods Sold           351             636
                     ------------    ------------
  Gross Margin                205            (125)

Operating expenses:
 Sales and Mkting           1,014           1,078
 Administrative               943           1,207
                     ------------    ------------
                            1,957           2,285

  Operating income(loss)   (1,752)         (2,410)

Other income (expense):
 Interest expense            (250)           (320)
 Other                        178              51
                     ------------    ------------
  Net income               (1,824)         (2,679)
  before taxes

 Income Taxes                   0               0
                     ------------    ------------
 Net income(loss)    $     (1,824)   $     (2,679)
                     ============    ============
 Net income          $      (0.02)   $      (0.02)
 per share

 Weighted             115,419,000     121,434,000
 average shares      ============    ============
 outstanding

See notes to Condensed Consolidated Financial Statements

2)	Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited consolidated financial statements incorporated in the Company's Form 10-K for the year ended June 30, 1995, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.

3)	Inventories
                                   (in thousand of dollars)
                              September 30,          June 30,
                                  1995                1995

Finished seed                 $  4,573              $  4,243
Unfinished seed                  4,332                 2,123
Supplies and other                 926                   561
                              --------              --------
  Total Inventory             $  9,831              $  6,927

"Finished seed" consists of bagged product, ready for sale, net of reserves for obsolescence. "Unfinished seed" consists of bulk product not yet bagged and the costs associated with the seed crop planted in the spring of 1995, net of reserves for obsolescence. "Supplies and other" consists of foundation seed, unused bags, pallets, and other supply items. Seed product inventory is valued at the lower of average cost by crop year or market. Supply inventory is valued at the lower of cost using the first-in, first-out method or market.

Item 2.	Management's Discussion and Analysis

Liquidity and Capital Resources

Cash and cash equivalents declined $371,000 during the first quarter of Fiscal 1996 from $399,000 at June 30, 1995, to $28,000 at September 30,
1995. Cash flow from operations generated $695,000. Collection of $5,570,000 in receivables from last year's sales and $363,000 in depreciation and amortization more than offset the three month loss of $1,824,000, the $447,000 decline in payables and accrued liabilities, and the $2,904,000 increase in inventory from harvest. Inventory rose from $6,927,000 at June 30, 1995 to $9,831,000 at September 30, 1995.
Improvements in production facilities used $47,000 in cash and debt repayment reduced cash an additional $1,019,000 as the Company used short-term borrowings from related Limagrain companies to help reduce the borrowings under the line of credit with its bank from $9,200,000 at June 30, 1995 to $4,100,000 at September 30, 1995. Management expects to repay the short-term debt from the related Limagrain companies during the second quarter.

The Company is in the process of renewing its line of credit with Harris Trust & Savings Bank, which management believes will be completed in mid-November before the line of credit expires on November 30, 1995. Management believes that the terms of the new agreement will be substantially the same as previous agreements, with the Company having access to the line of credit based upon a borrowing base formula determined by receivables and inventory. The line of credit will continue to be guaranteed by Limagrain and LG Corp. Management believes that once the renewal is completed, the Company will have access to sufficient cash to fund the Company's operational needs for Fiscal 1996.

The Company and its insurance carrier are working to determine the replacement cost of a production building destroyed by fire on August 11, 1995. For accounting purposes, the difference between the insurance proceeds received and the basis of the building destroyed will be treated as a gain or loss during Fiscal 1996. The cost of replacing the building will be a capital expenditure at the time the building is replaced. As of October 27, 1995, the insurance carrier has advanced the Company $1,000,000 for the replacement of the building. This will result in a gain of approximately $350,000 to be reported in the second quarter of Fiscal 1996. At this time management is still considering whether to spend an additional amount in excess of the insurance proceeds to improve the processing capability of the replacement building and to integrate it into the $3,500,000 plant built at the Elmwood Facility in 1990 after Shissler was purchased by Limagrain.

On November 30, 1995, the Company will retire $2,000,000 of long-term debt with LG Corp. in exchange for 200,000 shares of the Company's Class A Preferred Stock. The additional 200,000 shares will bring LG Corp.'s total Class A Preferred Stock ownership to 900,000 shares, representing a contribution of $9,000,000 in equity to the Company during the past two years.

Results of Operations

Due to the seasonal nature of the seed business, 70-80% of the Company's revenues normally occur during the third and fourth fiscal quarters of each year. During the first six months of the year, the Company's production facilities are harvesting, conditioning and bagging their seed products and substantial marketing efforts are underway in preparation for the next sales season which begins in December.

The Condensed Consolidated Statements of Operations for the three months ended September 30, 1994, include the operations of Scott Seed and severance costs for a number of former Company employees. For a more meaningful comparison of the operating results of the respective first quarters of Fiscal 1996 versus Fiscal 1995, the severance costs and the operations of Scott Seed have been excluded in the proforma statement of operations shown in Note 1 of the Notes to Quarterly Consolidated Financial Statements. Management believes this proforma allows the reader to make a true comparison of the first quarters of Fiscal 1995 to Fiscal 1996 as the Company exists today and shows the Company's continuing efforts to reduce expenses and improve profitability. The following discussion is in reference to these proforma statements.


Net sales for the first quarter of Fiscal 1996 increased $45,000 over Fiscal 1995, increasing from $511,000 in Fiscal 1995 to $556,000 for Fiscal 1996. This improvement is a result of increased fall wheat sales compared to the first quarter of 1995. Cost of goods declined $285,000 compared to last year, declining from $636,000 in Fiscal 1995 to $351,000 in Fiscal 1996. The drop in Cost of goods is a result of better inventory management and a lower cost in disposing of soybeans left over from the prior year. Differences in timing in the analysis of inventory shrinkage reserves accounts for $90,000 of the improvement. As a result of the Sales and Cost of goods improvements, Gross margin has improved $330,000 over the first quarter of last year.

Sales and marketing expenses have declined $64,000 from $1,078,000 in Fiscal 1995 to $1,014,000 for the first quarter of Fiscal 1996. Savings in travel costs and sales literature were the principle reasons for the improvement over last year as the Company continued its efforts to eliminate duplication of effort and create a unified image of the Company throughout its seven service centers.

General and Administrative costs declined $264,000 from $1,207,000 for the first quarter of Fiscal 1995 to $943,000 for the first quarter of Fiscal 1996. The elimination of residual reorganization costs, the Company's efforts to reduce over-all administrative expenses, and the reduction in expense associated with a closed warehouse in southern Illinois resulted in this improvement over Fiscal 1995.

Interest cost declined $70,000 compared to the first quarter of Fiscal 1995 decreasing from $320,000 to $250,000 in Fiscal 1996. A lower average amount outstanding on the line of credit due to the Preferred equity contributions by LG Corp. accounted for most of this decrease. Other income increased $127,000 over the first quarter of last year from $51,000 to $178,000. Gains from the sale of the stock received in the Fiscal 1995 sale of the Scott Seed division resulted in most of the increase.

As a result of these efforts, the Company's loss of $1,824,000 for the first quarter of Fiscal 1996 is $855,000 less than the $2,679,000 loss incurred in the first quarter of Fiscal 1995.


PART II

Item 1.	Legal Proceedings.

Not Applicable.

Item 2.	Changes in Securities.

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information.

Not Applicable.



Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-K:

		Exhibit 27	Financial Data Schedule

(b) Reports on Form 8-K:

	 None.


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




							BIOTECHNICA INTERNATIONAL, INC.



Date:  November 1, 1995				/s/  J. C. Gouache
								J. C. Gouache, President and
								Chief Operating Officer

Date:  November 1, 1995				/s/  Edward Germain
								Edward Germain
								Chief Financial Officer