Form 10-Q
period 1995-12-31
BIOTECHNICA INTERNATIONAL INC
filed 1996-01-22
CIK 715374

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                    FORM 10-Q



      		  Quarterly report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
		           For the quarterly period ended December 31, 1995



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

 On January 19, 1996, the Registrant had 115,379,628 (115,418,788 shares less, 39,160 treasury shares) shares of Common Stock outstanding.



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                     BIOTECHNICA INTERNATIONAL INC.
                                       CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
                                         (in thousands of dollars)

                                    December 31,            June 30,
              Assets                    1995                  1995
Current assets:
  Cash & cash equivalents                  0                   399
  Accounts receivable                  1,297                 7,778
  Inventories                         10,491                 6,927
  Prepaid expenses & other assets        353                   105
                                      ------                ------
    Total Current Assets              12,141                15,209

Property, plant & equipment
  At  cost                            12,552                13,281
  Less accumulated depreciation        3,696                 3,510
                                      ------                ------
    Net property, plant & equipment    8,856                 9,771

Goodwill and other assets              9,232                 9,522

    Total Assets                      30,229                34,502
                                      ======                ======

              Liabilities and Shareholders' equity

Current liabilities:
  Borrowings under line of credit      6,300                 9,200
  Current portion of long-term debt      115                   115
  Accounts payable                     1,834                   735
  Customer advances                    2,313                     0
  Accrued liabilities                    391                 2,051
  Due to affiliates                      160                     0
                                      ------                ------
    Total current liabilities         11,113                12,101

Long- term debt                           77                   129
Due to affiliates                      3,261                 5,326
Other noncurrent liabilities             158                   156
                                      ------                ------
    Total Liabilities                 14,609                17,712

Shareholders' equity:
  Preferred stock, Class A,  2,000,000
  shares authorized; 900,000 and 700,000
  shares outstanding, respectively         9                     7
  Common stock, 150,000,000 shares
  authorized; 115,418,788 shares
  outstanding                          1,154                 1,154
  Additional paid-in capital          20,891                18,893
  Accumulated deficit                 (6,339)               (3,169)
  Treasury stock                         (95)                  (95)
                                      ------                ------
    Total shareholders' equity        15,620                16,790

    Total liabilities and
    shareholders' equity              30,229                34,502
                                      ======                ======
          See notes to Condensed Consolidated Financial Statements

                                BIOTECHNICA INTERNATIONAL INC.
                        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                          (Unaudited)
                      (in thousands of dollars except per share amounts)

                             Three Months Ended        Six Months Ended
                                 December 31,             December 31,
                               1995       1994         1995       1994
Net Sales:
  Domestic                      314      1,022          870      2,905
  Export-Affiliates           1,218      1,979        1,218      1,979
  Export-Other                  161          0          161          0
                             ------     ------       ------     ------
                              1,693      3,001        2,249      4,884
Cost of Goods Sold:
  Cost of goods sold          1,590      2,742        1,941      4,481
                             ------     ------       ------     ------
     Gross Margin               103        259          308        403

Operating expenses:
  Sales and marketing           831        945        1,845      2,085
  Warehouse and distribution    185        395          380        868
  General and administrative    631        846        1,288      1,738
                             ------     ------       ------     ------
                              1,647      2,186        3,513      4,691

    Operating income         (1,544)    (1,927)      (3,205)    (4,288)

Other income (expense):
  Interest expense             (205)      (306)        (455)      (627)
  Amortization of goodwill     (125)      (124)        (250)      (238)
  Gain on sale of fixed assets  395         16          406         21
  Other                         133         (3)         334         63
                             ------     ------       ------     ------
    Net income before taxes  (1,346)    (2,344)      (3,170)    (5,069)

  Income taxes                    0          0            0          0

    Net income (loss)        (1,346)    (2,344)      (3,170)    (5,069)
                             ======     ======       ======     ======

  Net income (loss) per share (0.01)     (0.02)       (0.03)     (0.04)

Weighted average
shares outstanding
(in thousands)              115,419    121,434      115,419    121,434















          See notes to Condensed Consolidated Financial Statements

                                       BIOTECHNICA INTERNATIONAL INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                            (in thousands of dollars)

                                                  Six Months Ended
                                                     December 31,
                                                  1995          1994
Cash flow from operating activities:
  Net income (loss)                             (3,170)       (5,069)
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                  716           815
    Changes in assets and liabilities
     Accounts receivable                         6,481         5,851
     Inventories                                (3,564)       (4,720)
     Other current assets                         (208)        1,091
     Customer advances                           2,313             0
     Accounts payable and accrued liabilities     (561)        3,934
                                                ------        ------
       Net cash provided by (used in)
       operating activities                      2,007         1,902

Cash flow from investing activities:
  Acquisition of property, plant & equipment      (198)         (137)
  Other                                            647             0
                                                ------        ------
    Net cash provided by (used in)
    investing activities                           449          (137)

Cash flow from financing activities:
  Increase (decrease)in line of credit          (2,900)       (6,650)
  Increase (decrease)in debt to affiliates      (1,905)        3,083
  (Decrease) in long-term debt and notes payable   (50)         (243)
  Increase in equity                             2,000         2,000
                                                ------        ------
    Net cash provided by (used in)
    financing activities                        (2,855)       (1,810)

Net increase (decrease) in cash                   (399)          (45)


Cash and cash equivalents at beginning of period   399         1,141
Cash and cash equivalents at end of period           0         1,096

















         See notes to Condensed Consolidated Financial Statements

                        BIOTECHNICA INTERNATIONAL INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
                    (in thousands of dollars, except share data)

                               Preferred Stock          Common Stock
                              Class A Non-Voting
                              Shares  Par Value    Shares      Par Value
Balance June 30, 1995        700,000     $7     115,418,788    $1,154

Net loss First Quarter             0     $0               0        $0

Balance September 30, 1995   700,000     $7     115,418,788    $1,154

Issuance of Preferred Stock  200,000     $2               0        $0

Net loss Second Quarter            0     $0               0        $0

Balance December 31, 1995    900,000     $9     115,418,788    $1,154


                        BIOTECHNICA INTERNATIONAL INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
                    (in thousands of dollars, except share data)

                     Additional Retained      Treasury Stock      Total
                      Paid-In   Earnings                     Shareholders
                      Capital   (Deficit)    Shares  Par Value   Equity
Balance June 30, 1995      $18,893   ($3,169)    (39,160)    ($95)   $16,790

Net loss First Quarter          $0   ($1,824)          0       $0    ($1,824)

Balance September 30, 1995 $18,893   ($4,993)    (39,160)    ($95)   $14,966

Issuance of Preferred Stock $1,998        $0           0       $0     $2,000

Net loss Second Quarter         $0   ($1,346)          0       $0    ($1,346)

Balance December 31, 1995  $20,891   ($6,339)    (39,160)    ($95)   $15,620

















       See notes to Condensed Consolidated Financial Statements

BIOTECHNICA INTERNATIONAL, INC.
NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1)	Financial Statements

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

2)	Inventories
                                   (in thousand of dollars)
                              December 31,          June 30,
                                  1995                1995

Finished seed                 $  8,777              $  4,243
Unfinished seed                  1,131                 2,123
Supplies and other                 583                   561
                              --------              --------
  Total Inventory             $ 10,491              $  6,927

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

3)	Financing Agreement

On November 15, 1995, the Company renewed its line of credit with its principal bank, extending the terms of the agreement until December 1, 1996. The Company may borrow up to $12,000,000, based upon a borrowing base formula, subject to certain limitations and availability. Borrowings under the line of credit are secured by receivables and inventory and by the guarantee of the majority shareholder, Limagrain Genetics Corp., and its parent, Groupe Limagrain Holding S.A. Borrowings against the line of credit at January 19, 1996, totaled $6,000,000.

4)	Changes in Equity

On November 30, 1995, the Company retired $2,000,000 of long-term debt with its majority shareholder in exchange for 200,000 shares of the Company's Class A Preferred Stock. The additional 200,000 shares brought the total Class A Preferred Stock ownership of the majority shareholder to 900,000 shares, representing a contribution of $9,000,000 in equity to the Company during the past two years.

Item 2.	Management's Discussion and Analysis

Business

The primary business of the Company is the production, processing and sale of agricultural seeds to a network of farmer-dealers throughout the midwestern United States. Corn, soybeans, and alfalfa comprise the Company's major product lines.

The Company contracts with independent farmer-growers for the production of seed to be grown under Company supervision to meet specific quality and marketability specifications. The Company then processes and treats the delivered seed with appropriate fungicides and insecticides and bags the products for sale. Because weather conditions can cause material fluctuations in yields and seed quality, the Company's cost of goods sold is highly dependent upon weather conditions in its growing areas.

Liquidity and Capital Resources

Cash and cash equivalents declined $399,000 during the first six months of Fiscal 1996 from $399,000 at June 30, 1995 to $0 at December 31, 1995. Cash flow from operations totaled $2,007,000 primarily as a result of the $2,313,000 in customer prepayments received during the second quarter of Fiscal 1996. In addition, Depreciation and amortization of $716,000 and the collection of $6,481,000 in cash from receivables nearly offset the $3,564,000 growth in inventory, the $3,170,000 loss year to date, and the $561,000 reduction in accounts payable and accrued expenses thus far this year.

Production projects and information system improvements used $198,000 in cash during the six month period but this was more than offset by the $647,000 reduction in net fixed assets for the six month period. This reduction is due to the involuntary disposal and resulting gain on fixed assets mentioned in the last paragraph of this section.

Repayment of both short and long term debt used $2,950,000 of the Company's cash flow, while the conversion of $2,000,000 in affiliate debt into Preferred Stock mentioned in Note 4 of the Notes to the Quarterly Consolidated Financial Statements resulted in the $2,000,000 increase to equity and the $1,905,000 decline in debt to affiliates.

On November 15, 1995, the Company renewed its line of credit with its principal bank, extending the terms of the agreement until December 1, 1996. The Company may borrow up to $12,000,000, based upon a borrowing base formula, subject to certain limitations and availability. Borrowings under the line of credit are secured by receivables and inventory and by the guarantee of the majority shareholder and its parent. Borrowings at January 19, 1996, totaled $6,000,000 compared to an availability under the borrowing base of $7,515,000 at December 31, 1995. Management believes that with the renewal the Company has access to sufficient cash to fund the Company's operational needs for Fiscal 1996.

In October the Company and its insurance carrier reached a settlement in determining the replacement cost of a production building destroyed by fire on August 11, 1995. The insurance carrier has paid the Company $1,029,000 for the replacement of the building which results in a gain on involuntary disposal of fixed assets of approximately $383,000 which is included in the three and six month periods ending December 31, 1995. Management has decided to replace the destroyed building with a more efficient and higher capacity facility, resulting in a capital improvement project for Fiscal 1996 and Fiscal 1997 totaling $1,900,000. This project will improve the processing capability at the Elmwood facility and integrate it into the $3,500,000 plant built in Elmwood in 1990.

Results of Operations

Due to the seasonal nature of the seed business, 80-90% of the Company's revenues normally occur during the third and fourth fiscal quarters of each year. During the first six months of the year, the Company's production facilities are harvesting, conditioning and bagging their seed products and substantial marketing efforts are underway in preparation for the next planting season which begins in the spring. Consequently, companies in this industry typically have losses during the July through December period and, as a result, the first and second quarters of the year are not indicative of the results to be expected for the full year.

The Condensed Consolidated Statements of Operations for the three and six months ended December 31, 1994, include the operations of Scott Seed and severance costs for a number of former Company employees. For a more meaningful comparison of the operating results of the respective three and six month periods ending December 31, of Fiscal 1996 versus Fiscal 1995, the severance costs and the operations of Scott Seed have been excluded in the proforma statement of operations shown below. Management believes this proforma allows the reader to make a better comparison of the three and six month periods ending December 31, of Fiscal 1995 to Fiscal 1996 as the Company exists today and shows the Company's continuing efforts to reduce expenses and improve profitability. The following discussion is in reference to these proforma statements.

                                 BIOTECHNICA INTERNATIONAL INC.
                           PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                           (Unaudited)
                      (in thousands of dollars except per share amounts)

                             Three Months Ended       Six Months Ended
                                 December 31,            December 31,
                               1995       1994         1995       1994
Net Sales:
  Domestic                      314        171          870        682
  Export-Affiliates           1,218      1,979        1,218      1,979
  Export-Other                  161          0          161          0
                             ------     ------       ------     ------
                              1,693      2,150        2,249      2,661
Cost of Goods Sold:
  Cost of goods sold          1,590      2,028        1,941      2,664
                             ------     ------       ------     ------
     Gross Margin               103        122          308         (3)

Operating expenses:
  Sales and marketing           831        890        1,845      1,968
  Warehouse and distribution    185        247          380        565
  General and administrative    631        798        1,288      1,616
                             ------     ------       ------     ------
                              1,647      1,935        3,513      4,149

    Operating income         (1,544)    (1,813)      (3,205)    (4,152)

Other income (expense):
  Interest expense             (205)      (305)        (455)      (625)
  Amortization of goodwill     (125)      (124)        (250)      (238)
  Gain on sale of fixed assets  395         16          406         21
  Other                         133         20          334        109
                             ------     ------       ------     ------
    Net income before taxes  (1,346)    (2,206)      (3,170)    (4,885)

  Income taxes                    0          0            0          0

    Net income (loss)        (1,346)    (2,206)      (3,170)    (4,885)
                             ======     ======       ======     ======

 Net income (loss) per share  (0.01)     (0.02)       (0.03)     (0.04)

Weighted average
shares outstanding          115,419     121,434     115,419    121,434
(in thousands)


            See notes to Condensed Consolidated Financial Statements

Net sales on a proforma basis are $457,000 lower in the second quarter of Fiscal 1996, declining from $2,150,000 in Fiscal 1995 to $1,693,000 in Fiscal 1996. Fall wheat sales improved over last year increasing from $135,000 in the second quarter of Fiscal 1995 to $317,000 in the second quarter of Fiscal 1996, however export sales to affiliates are $761,000 lower declining from $1,979,000 in Fiscal 1995 to $1,218,000 in Fiscal 1996. Affiliate corn production contracts for Fiscal 1996 are roughly half of Fiscal 1995 totals and on top of that, due to the poor production year experienced by the entire industry, the Company was unable to produce enough of the proprietary corn genetics to fill the European affiliates orders. As a result, these sales will be significantly lower than Fiscal 1995. Cost of goods sold is $438,000 lower than Fiscal 1995 with the reduced sales volumes, but with the poor production year, the cost of the current years corn crop for both domestic and export markets will be significantly higher than in a normal production year. Sales and marketing costs are $59,000 lower in the second quarter of Fiscal 1996 declining from $890,000 in Fiscal 1995 to $831,000 in Fiscal 1996, as the Company continues its standardization of its sales programs. Warehouse and distribution costs are $62,000 lower, declining from $247,000 in Fiscal 1995 to $185,000 in Fiscal 1996. Administrative costs are $167,000 lower in the second quarter of Fiscal 1996 declining from $798,000 in Fiscal 1995 to $631,000 in Fiscal 1996. Interest costs are $100,000 lower due to the Company's reduced borrowing needs declining from $305,000 in Fiscal 1995 to $205,000 in Fiscal 1996. Due to the $383,000 gain on assets disposed as a result of the Elmwood fire, the Company's gain on the sale of fixed assets increased from $16,000 in Fiscal 1995 to $395,000 in Fiscal 1996. Other income of $133,000 is $113,000 higher than the $20,000 reported in Fiscal 1995. As a result, the Company reduced its net loss for the second quarter by $860,000 from a loss of $2,206,000 in Fiscal 1995 to a loss of $1,346,000 for the second quarter of Fiscal 1996


On a year to date proforma basis, net sales for the first six months of the year are $412,000 lower than Fiscal 1995, declining from $2,661,000 to $2,249,000. For the fall selling season just completed, wheat sales increased 55% from $530,000 in Fiscal 1995 to $823,000 in Fiscal 1996. Management attributes this increase to a strong price for commodity wheat and the acceptance of the Company's marketing concept and products. Export sales to affiliates are $761,000 lower due to the reduced demand and the poor production year mentioned in the preceding paragraph. Cost of goods is $723,000 lower in Fiscal 1996 with the reduced export volume, declining from $2,664,000 in Fiscal 1995 to $1,941,000 in Fiscal 1996. Sales and marketing costs are $123,000 lower in the six months ended December 31, 1995, declining from $1,968,000 in Fiscal 1995 to $1,845,000 in Fiscal 1996. Warehouse and distribution costs are $185,000 lower declining from $565,000 in Fiscal 1995 to $380,000 in Fiscal 1996 as the Company tries to improve its product management. Administrative costs declined $328,000 in the six months ending December 31, 1995 decreasing from $1,616,000 in Fiscal 1995 to $1,288,000 in Fiscal 1996. Interest expense declined $170,000 decreasing from $625,000 in Fiscal 1995 to $455,000 in Fiscal 1996 due to the reduced borrowing needs of the Company. With the $383,000 gain from the Elmwood fire, gain on the sale of fixed assets rose from $21,000 in Fiscal 1995 to $406,000 in Fiscal 1996. Other income rose $225,000 during the first six months ending December 31, 1995 increasing from $109,000 in Fiscal 1995 to $334,000 in Fiscal 1996. As a result of these efforts the Company reduced its net loss for the first six months ending December 31, 1995 from $4,885,000 in Fiscal 1995 to $3,170,000 in Fiscal 1996, a reduction of $1,715,000.

PART II

Item 1.	Legal Proceedings.

Not Applicable.

Item 2.	Changes in Securities.

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders (the "Annual Meeting") of the Company was held at the Signature Inn, 4112 North Brandywine Drive, Peoria, Illinois 61614, on November 14, 1995 at 10:00 a.m. local time. The following matters were voted on by the shareholders at the Annual
Meeting:

(1) Election of seven directors to serve until their successors shall be elected and shall qualify. The following persons were elected directors of the Company, as successors to the class of directors whose terms expired with the annual election, to hold office for the term of one (1) year.
                            In Favor             Opposed
George R. Allbritten       113,451,310            24,890
Claude Agier               113,451,310            24,890
Jean Ferrand               113,451,310            24,890
Ralph W. F. Hardy          113,452,310            23,890
William Hittinger          113,452,310            23,890
Laurent Petoton            113,451,310            24,890
Emmanual Rougier           113,451,310            24,890

(2) Ratification of the appointment of KPMG Peat Marwick as independent auditors of the Company for the fiscal year ending June 30, 1996:
113,456,289 votes were cast in favor of such proposal; 7,700 votes were cast against such proposal; and 12,211 votes abstained.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-K:

		  Exhibit 99    	Sixth Amendment to The Secured Revolving Credit
				              	Agreement between BioTechnica International, Inc.
				              	and Harris Bank

    Exhibit 27    	Financial Data Schedule

(b) Reports on Form 8-K:

	 None.







	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




							BIOTECHNICA INTERNATIONAL, INC.



Date: January 19, 1996				_____J.C. Gouache_______________________
                  								J. C. Gouache, President and
								                    Chief Operating Officer

Date: January 19, 1996				_____Edward Germain_______________________
                         								Edward Germain
							                    	Chief Financial Officer