Form 10-Q
period 1996-03-31
BIOTECHNICA INTERNATIONAL INC
filed 1996-04-22
CIK 715374

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q



      		  Quarterly report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
		             For the quarterly period ended March 31, 1996



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

  On April 19, 1996, the Registrant had 115,379,628 (115,418,788 shares less, 39,160 treasury shares) shares of Common Stock outstanding.



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                     BIOTECHNICA INTERNATIONAL INC.
                                       CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
                                         (in thousands of dollars)

                                      March 31,             June 30,
              Assets                    1996                  1995
Current assets:
  Cash & cash equivalents           $    235              $    399
  Accounts receivable                  7,679                 7,778
  Inventories                          6,802                 6,927
  Prepaid expenses & other assets        438                   105
                                      ------                ------
    Total current assets              15,154                15,209

Property, plant & equipment
  At  cost                            13,470                13,281
  Less accumulated depreciation        3,915                 3,510
                                      ------                ------
    Net property, plant & equipment    9,555                 9,771

Goodwill and other assets              9,096                 9,522

    Total assets                    $ 33,805              $ 34,502
                                      ======                ======

              Liabilities and Shareholders' Equity

Current liabilities:
  Borrowings under line of credit   $  7,400               $ 9,200
  Current portion of long-term debt      115                   115
  Accounts payable                     1,807                   735
  Customer advances                      789                     0
  Accrued liabilities                  2,009                 2,051
  Due to affiliates                      720                     0
                                      ------                ------
    Total current liabilities         12,840                12,101

Long-term debt                            40                   129
Due to affiliates                      3,261                 5,326
Other noncurrent liabilities             191                   156
                                      ------                ------
    Total liabilities                 16,332                17,712

Shareholders' equity:
  Preferred stock, Class A,  2,000,000
  shares authorized; 900,000 and 700,000
  shares outstanding, respectively         9                     7
  Common stock, 150,000,000 shares
  authorized; 115,418,788 shares
  outstanding                          1,154                 1,154
  Additional paid-in capital          20,891                18,893
  Accumulated deficit                 (4,486)               (3,169)
  Treasury stock                         (95)                  (95)
                                      ------                ------
    Total shareholders' equity        17,473                16,790

    Total liabilities and
    shareholders' equity            $ 33,805              $ 34,502
                                      ======                ======




          See notes to Condensed Consolidated Financial Statements


                                BIOTECHNICA INTERNATIONAL INC.
                        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                          (Unaudited)
                      (in thousands of dollars except per share amounts)

                             Three Months Ended        Nine Months Ended
                                  March 31,                March 31,
                               1996       1995         1996       1995
Net Sales:
  Domestic                 $ 12,687   $ 12,898     $ 13,557   $ 15,804
  Export-Affiliates             288      1,152        1,506      3,131
  Export-Other                  (73)       438           88        438
                             ------     ------       ------     ------
                             12,902     14,488       15,151     19,373
Cost of Goods Sold:
  Cost of goods sold          8,108      8,491       10,049     12,976
                             ------     ------       ------     ------
     Gross Margin             4,794      5,997        5,102      6,397

Operating expenses:
  Sales and marketing         1,421      1,335        3,266      3,420
  Warehouse and distribution    500        675          880      1,543
  General and administrative    747        917        2,035      2,652
                             ------     ------       ------     ------
                              2,668      2,927        6,181      7,615

    Operating income          2,126      3,070       (1,079)    (1,218)

Other income (expense):
  Interest expense             (166)      (180)        (621)      (807)
  Amortization of goodwill     (124)      (121)        (374)      (359)
  Gain on sale of fixed assets   (3)         0          403         21
  Other                          20         27          354         90
                             ------     ------       ------     ------
    Net income before taxes   1,853      2,796       (1,317)    (2,273)

  Income taxes                    0          0            0          0

    Net income (loss)      $  1,853   $  2,796     $ (1,317)  $ (2,273)
                             ======     ======       ======     ======

  Net income (loss) per share  0.02       0.02        (0.01)     (0.02)

Weighted average
shares outstanding
(in thousands)              115,419    121,434      115,419    121,434



          See notes to Condensed Consolidated Financial Statements

                        BIOTECHNICA INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                         (in thousands of dollars)

                                                  Nine Months Ended
                                                       March 31,
                                                  1996          1995
Cash flow from operating activities:
  Net income (loss)                           $ (1,317)     $ (2,273)
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                1,062         1,141
    Changes in assets and liabilities
     Accounts receivable                            99          (290)
     Inventories                                   125          (436)
     Other current assets                         (282)        1,872
     Customer advances                             789         1,095
     Accounts payable and accrued liabilities    1,030         1,139
                                                ------        ------
       Net cash provided by (used in)
       operating activities                      1,506         2,248

Cash flow from investing activities:
  Acquisition of property, plant & equipment    (1,120)         (151)
  Other                                            649             0
                                                ------        ------
    Net cash provided by (used in)
    investing activities                          (471)         (151)

Cash flow from financing activities:
  Increase (decrease)in line of credit          (1,800)       (6,800)
  Increase (decrease)in debt to affiliates      (1,345)        2,181
  (Decrease) in long-term debt and notes payable   (54)         (351)
  Increase in equity                             2,000         2,000
                                                ------        ------
    Net cash provided by (used in)
    financing activities                        (1,199)       (2,970)

Net increase (decrease) in cash               $   (164)     $   (873)


Cash and cash equivalents at beginning of period $ 399      $  1,141
Cash and cash equivalents at end of period       $ 235      $    268




         See notes to Condensed Consolidated Financial Statements

                        BIOTECHNICA INTERNATIONAL INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
                    (in thousands of dollars, except share data)

                               Preferred Stock          Common Stock
                              Class A Non-Voting
                              Shares  Par Value    Shares    Par Value
June 30, 1995                700,000     $7     115,418,788    $1,154

Net loss First Quarter             0     $0               0        $0

September 30, 1995           700,000     $7     115,418,788    $1,154

Issuance of Preferred Stock  200,000     $2               0        $0

Net loss Second Quarter            0     $0               0        $0

December 31, 1995            900,000     $9     115,418,788    $1,154

Net profit Third Quarter           0     $0               0        $0

March 31, 1996               900,000     $9     115,418,788    $1,154


                        BIOTECHNICA INTERNATIONAL INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
                    (in thousands of dollars, except share data)

                     Additional Retained      Treasury Stock      Total
                      Paid-In   Earnings                     Shareholders
                      Capital   (Deficit)    Shares  Par Value   Equity
June 30, 1995         $18,893   ($3,169)    (39,160)    ($95)   $16,790

Net loss First Quarter     $0   ($1,824)          0       $0    ($1,824)

September 30, 1995    $18,893   ($4,993)    (39,160)    ($95)   $14,966

Issuance of
Preferred Stock        $1,998        $0           0       $0     $2,000

Net loss Second Quarter    $0   ($1,346)          0       $0    ($1,346)

December 31, 1995     $20,891   ($6,339)    (39,160)    ($95)   $15,620

Net profit Third Quarter   $0    $1,853           0       $0     $1,853

March 31, 1996        $20,891   ($4,486)    (39,160)    ($95)   $17,473




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

2)	Inventories
                                   (in thousand of dollars)
                              March 31,              June 30,
                                1996                   1995

Finished seed                 $  5,295              $  4,243
Unfinished seed                    618                 2,123
Supplies and other                 889                   561
                              --------              --------
  Total Inventory             $  6,802              $  6,927

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

On November 15, 1995, the Company renewed its line of credit with its principal bank, extending the terms of the agreement until December 1, 1996. The Company may borrow up to $12,000,000, based upon a borrowing base formula, subject to certain limitations and availability. Borrowings under the line of credit are secured by receivables and inventory and by the guarantee of the majority shareholder, Limagrain Genetics Corp., and its parent, Groupe Limagrain Holding S.A. Borrowings against the line of credit at March 31, 1996, totaled $7,400,000.

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

Business

The primary business of the Company is the production, processing and sale of agricultural seeds to a network of farmer-dealers throughout the midwestern United States. Hybrid corn seed, varietal soybean seed, and alfalfa seed comprise the Company's major product lines.

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

Liquidity and Capital Resources

Cash and cash equivalents declined $164,000 during the first nine months of Fiscal 1996 from $399,000 at June 30, 1995, to $235,000 at March 31,
1996. Cash flow from operations totaled $1,506,000 with $1,062,000 in Depreciation and amortization, $789,000 in Customer prepayments and a $1,030,000 increase in accounts payable and accrued expenses offsetting the $1,317,000 net loss for the nine months ended March 31, 1996.

The on-going construction of the new grading and bagging building in Elmwood (see below), other production projects and information system improvements used $1,120,000 in cash during the nine month period but this was partially offset by the $649,000 reduction in net fixed assets for the nine month period. This reduction is due to the involuntary disposal and resulting gain on fixed assets mentioned in the last paragraph of this section.

Repayment of both short and long term debt used $1,854,000 of the Company's cash flow, while the conversion of $2,000,000 in affiliate debt into Preferred Stock mentioned in Note 4 of the Notes to the Quarterly Consolidated Financial Statements resulted in the $2,000,000 increase to equity and corresponding decline in debt to affiliates.

On November 15, 1995, the Company renewed its line of credit with its principal bank, extending the terms of the agreement until December 1, 1996. The Company may borrow up to $12,000,000, based upon a borrowing base formula, subject to certain limitations and availability. Borrowings under the line of credit are secured by receivables and inventory and by the guarantee of the majority shareholder and its parent. Borrowings at March 31, 1996, totaled $7,400,000 compared to an availability under the borrowing base of $9,965,000. Management believes that the Company has access to sufficient cash to fund the Company's operational needs for Fiscal 1996.

In October the Company and its insurance carrier reached a settlement in determining the replacement cost of a production building destroyed by fire on August 11, 1995. The insurance carrier has paid the Company $1,029,000 for the replacement of the building which results in a gain on involuntary disposal of fixed assets of approximately $383,000 which is included in the nine month period ending March 31, 1996. Management has decided to replace the destroyed building with a more efficient and higher capacity facility, resulting in a capital improvement project for Fiscal 1996 and Fiscal 1997 totaling $1,900,000. This project will improve the processing capability at the Elmwood facility and integrate it into the $3,500,000 plant built in Elmwood in 1990.

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

The Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 1995, include the operations of Scott Seed and severance costs for a number of former Company employees. For a more meaningful comparison of the operating results of the respective three and nine month periods ending March 31, of Fiscal 1996 versus Fiscal 1995, the severance costs and the operations of Scott Seed have been excluded in the proforma statement of operations shown below. Management believes this proforma allows the reader to make a better comparison of the three and nine month periods ending March 31, of Fiscal 1995 to Fiscal 1996 as the Company exists today and shows the Company's continuing efforts to reduce expenses and improve profitability. The following discussion is in reference to these proforma statements.

                                 BIOTECHNICA INTERNATIONAL INC.
                           PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                           (Unaudited)
                      (in thousands of dollars except per share amounts)

                             Three Months Ended       Nine Months Ended
                                  March 31,               March 31,
                               1996       1995         1996       1995
Net Sales:
  Domestic                 $ 12,687   $ 11,675     $ 13,557   $ 12,357
  Export-Affiliates             288      1,152        1,506      3,131
  Export-Other                  (73)       438           88        438
                             ------     ------       ------     ------
                             12,902     13,265       15,151     15,926
Cost of Goods Sold:
  Cost of goods sold          8,108      7,569       10,049     10,233
                             ------     ------       ------     ------
     Gross Margin             4,794      5,696        5,102      5,693

Operating expenses:
  Sales and marketing         1,421      1,279        3,266      3,247
  Warehouse and distribution    500        567          880      1,132
  General and administrative    747        926        2,035      2,542
                             ------     ------       ------     ------
                              2,668      2,772        6,181      6,921

    Operating income          2,126      2,924       (1,079)    (1,228)

Other income (expense):
  Interest expense             (166)      (179)        (621)      (804)
  Amortization of goodwill     (124)      (121)        (374)      (359)
  Gain on sale of fixed assets   (3)         0          403         21
  Other                          20         28          354        137
                             ------     ------       ------     ------
    Net income before taxes   1,853      2,652       (1,317)    (2,233)

  Income taxes                    0          0            0          0

    Net income (loss)      $  1,853   $  2,652     $ (1,317)  $ (2,233)
                             ======     ======       ======     ======

 Net income (loss) per share   0.02       0.02       (0.01)     (0.02)

Weighted average
shares outstanding          115,419     121,434     115,419    121,434
(in thousands)


            See notes to Condensed Consolidated Financial Statements

Net sales on a proforma basis are $363,000 lower in the third quarter of Fiscal 1996, declining from $13,265,000 in Fiscal 1995 to $12,902,000 in Fiscal 1996.  Domestic sales improved over last year increasing
$1,012,000 from $11,675,000 in the third quarter of Fiscal 1995 to $12,687,000 in the third quarter of Fiscal 1996, however export sales are $1,375,000 lower declining from $1,590,000 in Fiscal 1995 to $215,000 in
Fiscal 1996. Affiliate corn sales contracts for Fiscal 1996 are roughly half of Fiscal 1995 totals. Additionally, due to the poor production year experienced by the entire industry, the Company was unable to produce enough of the proprietary corn genetics to fill all of the Export orders.
As a result, these sales are significantly lower than Fiscal 1995. Cost of goods sold is $539,000 higher than Fiscal 1995, despite the lower export volume, due to the poor production year. The cost of the current years corn crop for both domestic and export markets will be significantly higher than the prior production year. Sales and marketing costs are $142,000 higher in the second quarter of Fiscal 1996 increasing from $1,279,000 in Fiscal 1995 to $1,421,000 in Fiscal 1996, as the
Company seeks to expand its domestic corn sales. Warehouse and distribution costs are $67,000 lower, declining from $567,000 in Fiscal
1995 to $500,000 in Fiscal 1996. Administrative costs are $179,000 lower in the third quarter of Fiscal 1996 declining from $926,000 in Fiscal
1995 to $747,000 in Fiscal 1996. As a result, the Company's net profit for the third quarter was reduced by $799,000 from a profit of $2,652,000 in Fiscal 1995 to a profit of $1,853,000 for the third quarter of Fiscal
1996.


On a year to date proforma basis, net sales for the first nine months of the year are $775,000 lower than Fiscal 1995, declining from $15,926,000 to $15,151,000. Domestic sales have increased $1,200,000 over the nine month period ended March 31 from $12,357,000 in 1995 to $13,557,000 in 1996, however Export sales are $1,975,000 lower due to the reduced Affiliate sales contracts and the poor production year mentioned in the preceding paragraph. The main objective of the restructuring of the Company over the past two years has been to increase the Domestic sales of corn and soybeans, the Company's primary market. Management believes that the actual year-to-date sales increase over last year is due in part to the effect of restructuring the Company described above. In addition, intended planting acres for corn and soybeans in the spring of Fiscal 1996 are higher than those planted in Fiscal 1995. Cost of goods is $184,000 lower in Fiscal 1996 with the reduced export volume, declining from $10,233,000 in Fiscal 1995 to $10,049,000 in Fiscal 1996. Sales and marketing costs are $19,000 higher in the nine months ended March 31, 1996, increasing from $3,247,000 in Fiscal 1995 to $3,266,000 in Fiscal 1996. Warehouse and distribution costs are $252,000 lower declining from $1,132,000 in Fiscal 1995 to $880,000 in Fiscal 1996 as the Company tries to improve its product management. Administrative costs declined $507,000 in the nine months ending March 31, 1996, decreasing from $2,542,000 in Fiscal 1995 to $2,035,000 in Fiscal 1996. Interest expense declined $183,000 decreasing from $804,000 in Fiscal 1995 to $621,000 in Fiscal 1996. The decline in interest expense is due to the conversion of $2,000,000 in debt into Preferred Stock by the majority shareholder. With the $383,000 gain from the Elmwood fire, gain on the sale of fixed assets rose from $21,000 in Fiscal 1995 to $403,000 in Fiscal
1996. Other income rose $217,000 during the first nine months ending
March 31, 1996, increasing from $137,000 in Fiscal 1995 to $354,000 in
Fiscal 1996. As a result of these factors the Company reduced its net loss for the first nine months ending March 31, 1996, from $2,233,000 in Fiscal 1995 to $1,317,000 in Fiscal 1996, a reduction of $916,000.

The Company's Results of Operations contain forward-looking estimates and accruals for a number of key expenses such as returns, commissions and discounts. Should these key items differ from the Company's best estimates at this time, the net loss for the nine months year to date could be substancially higher or lower than currently reported.

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

 (b) Reports on Form 8-K:

    	Current Report on Form 8-K filed with the Commission on April 1, 1996, File No. 0-11854, announcing the selection of Bruno Carette as President and Chief Operating Officer effective July 1, 1996.






    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




							BIOTECHNICA INTERNATIONAL, INC.



Date: April 22, 1996				J. C. Gouache_______________
                								J. C. Gouache, President and
								                Chief Operating Officer

Date: April 22, 1996				Edward M. Germain___________
                								Edward Germain
								                Chief Financial Officer