Form 10-K
period 1996-06-30
BIOTECHNICA INTERNATIONAL INC
filed 1996-09-27
CIK 715374

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-K


            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended June 30, 1996       Commission File No.: 0-11854


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

                              Yes  X                    No  __

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

	At August 30, 1996, the Company had 115,379,628 shares (not including 39,160 treasury shares) of its Common Stock, $.01 par value, issued and outstanding.

	At August 30, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $7,473,537.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement with respect to its 1996 Annual Meeting of Shareholders to be held on November 12, 1996: Part III.


PART I

ITEM 1.  BUSINESS

The Limagrain Transaction

On October 26, 1993, BioTechnica International, Inc. (the "Registrant", which together with its subsidiary is referred to herein as "BioTechnica" or the "Company") entered into the Credit Enhancement and Reorganization Agreement (the "Limagrain Agreement") with Groupe Limagrain Holding S.A. ("Limagrain") and Limagrain Genetics Corp. ("LG Corp."), a majority-owned subsidiary of Limagrain, which was amended on December 10, 1993. As a result of this agreement, on March 7, 1994, following the Company's Annual Meeting of Shareholders (the "1993 Annual Meeting"), Limagrain, through LG Corp., obtained voting control of the Company (the "Limagrain Transaction").

In the first phase of the transaction, which was consummated on October 27, 1993 (the "First Closing"), the Company issued 500,000 shares of its common stock, par value $.01 per share (the "Voting Common Stock") to LG Corp. in consideration of $5,000 and the guarantee of Limagrain and LG Corp. of a $15 million line of credit arrangement (the "Line of Credit") with its principal bank.

In the second phase of the transaction, which was completed following the 1993 Annual Meeting (the "Second Closing"), the Company issued an additional 97,777,178 shares of Voting Common Stock to LG Corp. in exchange for the transfer to the Company by LG Corp. of all the issued and outstanding shares of capital stock of Shissler Seed Company, Inc. ("Shissler"), which held the pre-existing United States seed corn production and sales operations of Limagrain. Upon completion of the second phase, Limagrain, through LG Corp., obtained approximately 80% of the outstanding capital stock (voting and non-voting) and approximately 93% of the outstanding voting common stock of BioTechnica.

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

For the year ended June 30, 1996 ("Fiscal 1996"), the financial statements contained herein present twelve months of operations of the Company.

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

Proforma statements have been prepared and are included in the Management Discussion and Analysis section that compare full twelve-month operating cycles for the Company as it exists today. In the Proforma Statement, the results of the Scott Seed Division and other sold properties have been eliminated and costs specifically identified with the Limagrain Transaction are not included.

Capital And Financing Activity

On June 29, 1994, BioTechnica, Limagrain, LG Corp. and Shissler entered into a Debt Restructuring Agreement (the "Debt Restructuring Agreement") whereby
(i) certain advances to BioTechnica and Shissler by LG Corp. and Limagrain of $8,260,000 in the aggregate were consolidated, (ii) indebtedness in the principal amount of $5,000,000 was contributed to the Company as consideration for the issuance to LG Corp. of 500,000 shares of a then-newly-created Class A Preferred Stock, par value $.01 per share, and (iii) a new promissory note was issued to LG Corp. in the principal amount of $3,261,000. Pursuant to the Certificate of Designations filed with the Secretary of State of Delaware on June 29, 1994, the Class A Preferred Stock issued to LG Corp. (i) has no voting rights, (ii) is non-convertible, (iii) is redeemable solely at the option of the Company, and (iv) has the right to a cumulative dividend at the rate of $0.75 per share per year.

In August 1994, LG Corp. advanced $4,000,000 to the Company as a short-term loan to enable the Company to reduce the amounts borrowed under its bank line of credit (the "Line of Credit") so as to bring the Company within the borrowing base limits of the Line of Credit.

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

On June 26, 1995, State Farm sold 6,054,751 shares of Class A common stock back to the Company at par value (i.e., $0.01 per share). This transaction represented approximately 5% of the outstanding shares of the Company. The price of $0.01 was substantially below the current market price and the net book value per share. The result of this transaction was to increase the equity position of all remaining shareholders by approximately 5%.

On November 30, 1995, the Company converted the $2,000,000 long-term note owed to LG Corp. into an additional 200,000 shares of Class A Preferred Stock.

Business Restructuring And Redirection

The Company conducts its operations through its operating subsidiary, LG Seeds, Inc. Since the date of the Limagrain Transaction, certain functions have been consolidated by combining management and operations into three main departments: (i) administration and finance; (ii) production and logistics; and (iii) sales and marketing. The goal of this restructuring has been to streamline operations, eliminate duplicated efforts, improve information flow, and increase efficiency, all with the ultimate goal of improving the profitability of the Company. Under the new structure, the Company operates from a corporate headquarters office in Peoria, Illinois, produces seed at four locations, and services its customers from seven regional service centers.

During Fiscal 1994, as part of this restructuring, the Company sold certain of the assets of Donley Seed Company ("Donley"), a forage mix and bird feed company. The operations of Donley did not contribute to the refocused corporate strategy of marketing corn and soybean seeds through a dealer network located in the Corn Belt Region of the United States.

During Fiscal 1994, the Company changed the name of its largest operating division from BioTechnica Agriculture, Inc. to LG Seeds, Inc. The LG brand name is prominent in the introduction of new products throughout the Company.

During Fiscal 1995, the Company sold certain unused and unneeded facilities. These assets included:

1.  the unused conditioning plant/warehouse located in Hereford, Texas;
2.  the unused conditioning plant/warehouse located in Manilla, Iowa; and
3.  the unused conditioning plant/warehouse located in Dieterich, Illinois.

Also during Fiscal 1995, the Company sold its Scott Seed Division of New Albany, Indiana ("Scott Seed") to AgriBioTech, Inc. ("ABT") for an aggregate net purchase price of approximately $1,950,000. This amount consisted of cash, 158,000 shares of ABT common stock with a guaranteed value of $3.00 per share, and assumption of the accounts payable of Scott Seed by ABT. Scott Seed markets alfalfa, clover, pasture mixes, and grasses throughout Kentucky and Southern Indiana in a wholesale environment. The operations of Scott Seed did not contribute to the refocused corporate strategy of marketing corn and soybean seeds through a dealer network located in the Corn Belt Region of the United States. The ABT stock , which is traded on the NASDAQ Small-Cap Market was sold during Fiscal 1996 for a gain of approximately $94,000, relative to the guaranteed amount, and is included as other income (expense).




Continuing Business

The primary business of the Company, a Delaware corporation formed in 1981, is the production, processing and sale of agricultural seeds. Corn, soybeans and alfalfa comprise the Company's major product lines. During Fiscal 1996, sales of corn, soybeans, and alfalfa products represented 60%, 31%, and 4% of net sales, respectively. This compares to 52%, 26% and 6% of the Company's net sales during Fiscal 1995, and 52%, 27% and 7% of the net sales for corn, soybeans and alfalfa in Fiscal 1994. Total net sales for Fiscal 1995 and Fiscal 1994 included Scott Seed sales of 14% and 11%, respectively, which were primarily grass and other seeds.

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

The Company sells its products throughout the midwestern United States mainly to farmer-dealers who in turn market the seed to farmers. Because of the seasonal nature of the agricultural seed business, the Company's sales are highly concentrated during the period beginning in December and running through the spring planting season of each year. This heavy sales season is followed by a period during which the dealers are generally allowed to return unplanted seed to the Company. Reserves are made throughout the selling season in anticipation of these returns. The Company issues settlement statements to its dealers following the return period each year and generally collects payments on annual sales during the summer or at harvest time in the fall, although some payments are received at various times throughout the year as induced by early payment discounts. Management believes these practices and policies are typical of those of competitors in the seed industry.

Seed product revenues were $18,767,000 for Fiscal 1996, including $1,489,000 in sales to affiliated companies, primarily in Europe. These sales to affiliated companies are the result of yearly production contracts for specific corn varieties and are negotiated at arm's length prior to planting season each year. Total Export sales represent approximately 9% of revenues for Fiscal 1996 and 15% of revenues for Fiscal 1995. As a percentage of revenues for Fiscal 1994, export sales accounted for 6% of revenues, most of which were sales made to affiliate companies. Sales to affiliated companies are based solely on their respective needs. There is no assurance that these levels of sales will be maintained in the future.

Government Regulation

The Company's business is subject to Federal, state and local regulations. The Company is not aware of any material administrative, regulatory or judicial actions, suits, demand letters, liens, notices of non-compliance or violations, investigations or proceedings which will materially impact the Company.

Competition

The Company markets its products primarily in the Corn Belt Region of the United States, comprised of approximately 12 midwestern states from Colorado to Ohio, and from Kentucky to the Canadian border. Competitors of the Company consist of several very large seed companies and numerous smaller operations throughout the Midwestern United States. The competitors of the Company in these markets differentiate their products primarily based on price and yield and other agronomic characteristics, as well as on seed quality, brand name recognition, and customer service. The Company believes that its products are competitively priced and offer similar agronomic characteristics, yield performance, seed quality, and customer service as the products of its major competitors in these areas. In the past, the brand names under which the Company's products were marketed tended to be regional in focus. However, following the above-described business restructuring and redirection, the Company has introduced the "LG" Brand with the intention of it becoming a nationally recognized brand.

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

The benefits of association with the Limagrain Group extend not only to the technical side of the business, but also to the extensive management, marketing, financial, and personnel resources and expertise of the Limagrain Group throughout the world.

Customers

No single domestic customer represents more than 10% of the total revenues of the Company for Fiscal 1996, 1995, or 1994.

Export sales to foreign affiliates do represent a significant portion of the total net sales of the Company. Sales to these affiliates consist of 8% of net sales for Fiscal 1996, 13% of net sales for Fiscal 1995, and 6% of net sales for Fiscal 1994.

Employees

The Company employed 111 people as of August 30, 1996, including 11 part-time employees.


ITEM 2.  PROPERTIES

The following table identifies the properties owned or leased by the Company and its subsidiary as of June 30, 1996:

                                                            Approximate
                                           Acreage         Square Footage

                                            Owned          Owned     Leased

Peoria, IL       Corporate Headquarters                               6,000
Prescott, WI     Office/Warehouse                                    16,056
Mt. Pleasant, IA Office/Plant/Warehouse      20.0         64,000
Tekamah, NE      Office/Plant/Warehouse      17.7         74,620
Decatur, IL      Office/Plant/Warehouse       8.3         59,000
Windfall, IN     Office/Plant/Warehouse       9.9         49,300
Elmwood, IL      Office/Plant/Warehouse      40.5        122,577
Sunfield, MI     Office/Warehouse                                    19,000

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

There is an outstanding mortgage on the Tekamah, Nebraska facility in the amount of $138,000.

ITEM 3.  LEGAL PROCEEDINGS

As of August 30, 1996, there are no material pending legal proceedings to which the Company or its subsidiary is a party or of which any of its property is the subject.


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

No dividends on common equity have been paid since the Company's inception and the Company anticipates that for the foreseeable future any earnings that would otherwise be available for the payment of dividends to the holders of common stock will be retained to partially fund the Company's cash requirements.

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

Pursuant to the line of credit arrangement with its bank, the Company has agreed that the payment of dividends in any fiscal year, if any, will not exceed the Company's net income determined on a consolidated basis. If the Company is in default on any of the terms of the Credit Agreement, then the Company may not pay or declare any dividends, other than dividends payable in stock of the Company.

As of August 30, 1996 there were approximately 597 shareholders of record of the Company's common stock, representing approximately 1,964 beneficial owners. As of August 30, 1996, the closing price per share of common stock was $0.4375.

Price range of common stock:

                                          High Last Sale    Low Last Sale
Quarter Ended
  June 30, 1996                               $  7/8           $ 1/2
  March 31, 1996                               1 1/8             3/8
  December 31, 1995                            15/16             5/16
  September 30, 1995                           1 7/8             9/32

Quarter Ended
  June 30, 1995                                11/32             3/16
  March 31, 1995                                5/16             3/16
  December 31, 1994                            13/32             3/16
  September 30, 1994                           21/32             5/16


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

The fiscal years ended June 30, 1994 through 1996 reflect the reverse acquisition accounting of the Limagrain Transaction and are not comparable with years prior to 1994 that represent Shissler only. As discussed in "ITEM 1. BASIS of PRESENTATION," Fiscal 1994 contains twelve months of Shissler standing alone plus five months of the Company as it was constituted prior to the Limagrain Transaction.

                                        For Years Ended June 30,
                    1996*        1995*        1994*        1993**     1992**
                                 ($000's, except per share data)
Operations:
 Net Sales
 Domestic          $17,151     $ 20,434     $ 23,005    $  4,768    $ 4,985
 Export-Affiliate    1,489        3,089        1,582       3,187      2,193
 -Export-Other         127          438           --         284         --
Operating income    (2,594)      (1,531)        (477)        411        232
Net interest expense  (832)      (1,068)        (405)        (55)       (96)
Other income (expense) 726          272           50          10         45
Income taxes           (15)          67           --         148         76
Net income (loss)
before extraordinary
item               $(2,685)     $(2,394)     $  (832)     $  218     $  105
Extraordinary item-
  utilization of NOL    --           --           --          84         76
Net income (loss)  $(2,685)     $(2,394)     $  (832)     $  302     $  181
Net income (loss)
per common share:  $ (0.03)     $ (0.02)     $ (0.01)     $ 0.00     $ 0.00

Cash Dividends Declared
per common share   $    --      $    --      $    --      $   --     $   --

Balance Sheet:
Cash and cash
 equivalents       $   194      $   399      $ 1,141      $   418    $   185
Property, plant and
 equipment, net      9,722        9,771       10,950        5,723      5,908
Total assets        32,957       34,502       39,320        9,925     10,000
Notes payable and
 long-term debt        201          285          513          --          20
Due to affiliate
 long-term           3,261        5,326        3,260        2,261      2,261
Shareholder equity $16,105      $16,790      $17,245      $ 6,657    $ 6,355

*Post-acquisition
**Pre-acquisition

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Since October 1993, the Company has had a revolving credit arrangement, renewable annually, (the "Line of Credit"), whereby the Company may borrow up to $12,000,000 subject to the limitations of a borrowing base formula and other limitations contained in the Limagrain Agreement. Borrowings under the Line of Credit are secured by the inventory and accounts receivable of the Company and its subsidiaries, and by the guarantees of Limagrain, LG Corp. and LG Seeds, Inc. Borrowings outstanding under the Line of Credit at June 30, 1996 and 1995 totaled $8,500,000 and $9,200,000, respectively. The
Company has been in compliance with all loan covenants since August 1994.

Effective November 30, 1995, the Line of Credit was extended until December 1, 1996. Management expects that this Line of Credit will be renewed under substantially the same conditions for one year at that time and that the Company will have access to sufficient cash resources to meet the reasonably foreseeable obligations of its continuing business operations. Management believes there is a strong commitment by Limagrain to enable the Company to obtain sufficient working capital to support the business. Management's belief that Limagrain's support will continue is based on Limagrain's commitment under the Line of Credit guarantee (which it has not had the legal obligation to continue since November 1994), the additional contribution of $9,000,000 for Preferred Stock, and the advance of $3,261,000 in long-term borrowing. Limagrain has no legal obligation to provide additional funding for the Company.

On June 29, 1994, the Company executed a Debt Restructuring Agreement by and among the Company, Shissler, LG Corp. and Limagrain. This Debt Restructuring Agreement converted all of the outstanding cash advances and promissory notes due to Limagrain and LG Corp. by the Company and Shissler to long-term debt and equity in the Company. The total amount of outstanding debt to affiliates on that date, $8,261,000, was converted to
(i) a two-year unsecured promissory note in the amount of $3,261,000 and
(ii) 500,000 shares of the Company's Class A Preferred Stock, in exchange for the remaining $5,000,000 of outstanding indebtedness. The two-year promissory note is subordinate to the Line of Credit and bears interest at 0.4375% above the one-year LIBOR rate as of July 1 for the following twelve month period, payable annually. (See Notes 7 and 8 of the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.")

As of June 30, 1996, the promissory note in the amount of $3,261,000 was extended until July 1, 1998. All other terms and conditions remain the same as the prior note.

On November 30, 1994, LG Corp. converted a $4,000,000 Cash Advance into (i) a two-year, long-term note for $2,000,000 bearing interest at LIBOR plus 1.15%, and (ii) 200,000 shares of Class A Preferred Stock of the Company. (See Notes 7 and 8 of the "NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.")

On November 30, 1995, the Company converted the $2,000,000 long-term note owed to LG Corp. into an additional 200,000 shares of Class A Preferred Stock.

On July 31, 1996, the Company received a long-term cash advance from an affiliate in order to help fund operations of the Company. On August 30, 1996, this long-term cash advance was re-negotiated and increased to a $2,000,000 note with LG Corp. bearing interest at 7% and due July 1, 1998.

There is no assurance that LG Corp., or any other affiliate of Limagrain, will continue to (i) guarantee the Line of Credit, (ii) loan funds to the Company, or (iii) convert such loans to preferred stock. In addition, there is no assurance that, without such guarantees, loans, and/or conversions, the Company would not be out of compliance with (a) the Line of Credit, or
(b) the NASDAQ Stock Market quantitative maintenance criteria, during seasonal fluctuations in the Company's borrowing base and net tangible assets, respectively.

Fiscal 1996

During Fiscal 1996, Cash and cash equivalents decreased by $205,000. The Company has a policy of using excess cash to reduce the principal amount outstanding under its Line of Credit. As of June 30, 1996, the Company had a cash balance of $194,000.

Cash flow used in operations totaled $1,074,000 in Fiscal 1996. This consisted of a net loss of $2,685,000, a non-operating gain on disposal of assets of $405,000, an increase in receivables of $186,000 and a decrease in accounts payable and accrued liabilities of $178,000 which were partially offset by $1,402,000 in depreciation and amortization, a $951,000 decrease in inventory and a $27,000 reduction in other current assets.

Cash flow from investing activities used $449,000 of the Company's cash. Capital expenditures totaled $1,527,000 with $1,383,000 of that amount relating to the replacement of the Elmwood building destroyed by fire in August of 1995. These expenditures were partially funded by $1,078,000 in proceeds from asset sales of which $1,029,000 is insurance proceeds from the replacement cost insurance policy covering the building destroyed by fire. The net book value of this building was $646,000. The resulting gain of $383,000 is classified as part of gain on disposition of fixed assets. The Company has entered into a contract to replace this destroyed building with a new, modern grading and treating building with a total projected cost of $1,881,000. As of June 30, 1996, $1,383,000 had been spent and is included in the construction in progress account.

Cash flow provided by financing activities totaled $1,318,000. The issuance of $2,000,000 in Class A Preferred Stock to LG Corp. and $2,175,000 increase in short term debt to affiliates more than offset the $2,000,000 decrease in long-term debt to LG Corp. (which resulted from the issuance of the Class A Preferred Stock), the $700,000 decrease in the line of credit and the $92,000 decrease in long-term debt and notes payable.

Fiscal 1995

During Fiscal 1995, Cash and Cash equivalents decreased by $742,000. As of June 30, 1995, the Company had a cash balance of $399,000.

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

Cash flow used for financing activities amounted to $1,125,000. Borrowings under the line of credit were decreased $4,600,000, long-term debt and notes payable were reduced $377,000, and Class A common stock declined $61,000 from the repurchase of 6,054,751 shares from State Farm. These reductions in debt and equity were partially funded by a $2,000,000 increase in equity from the issuance of Preferred Stock to LG Corp. and a net $1,913,000 increase in debt with LG Corp.

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

Cash flow provided by investing activities was $445,000. This consisted of $62,000 in capital expenditures offset by $352,000 in cash acquired as a result of the reverse acquisition accounting treatment of the Limagrain Transaction and the collection of long-term, non-trade receivables totaling $155,000.

Cash was generated by financing activities in the amount of $4,943,000. The principal amount outstanding under the Line of Credit was reduced by $900,000; however, debts to affiliates increased by $947,000. The majority of the cash generated from financing activities came from the $5,000,000 in Class A Preferred Stock issued to LG Corp.


RESULTS OF OPERATIONS

As discussed in "ITEM 1. BUSINESS -- BASIS OF PRESENTATION," the actual audited financial statements for Fiscal 1996, 1995, and 1994 do not lend themselves to meaningful comparisons as the relevant entity for each period is significantly different.

Consequently, management has prepared the following unaudited proforma financial statements in an attempt to depict more accurately changes in the operations of the combined entity as it exists today.

The following is a discussion of significant trends represented in these proforma financial statements.

Proforma Financial Statements

The following proforma consolidated statements of operations for the years ended June 30, 1996, 1995, and 1994 reflect the combined results of the Company and Shissler as if the Limagrain Transaction had been consummated at the beginning of the years presented, and as if Scott Seed and Donley had been sold at the beginning of the years presented. These statements present the comparative operations of the Company as it existed on June 30, 1996.

Adjustments are included to record depreciation and amortization of the Company's assets based upon the purchase accounting as described in "ITEM 1.
BUSINESS--THE LIMAGRAIN TRANSACTION." Pursuant to a Termination of Employment Agreement between the Company and the former President and Chief Executive Officer of the Company, effective as of the Second Closing, the Company paid to the former officer a one-time gross lump-sum severance payment of $200,000. This severance payment is not reflected in the accompanying proforma statements.

These proforma statements were prepared based on the results of the Company as it exists today, without Scott Seed and Donley. As discussed earlier, the Company now conducts business from seven service centers strategically located throughout the corn growing area of the Midwest. The Company produces and processes corn, soybean and wheat seeds at only four locations (which are also service centers) in order to improve product quality and increase efficiency. Quality testing is done at the Company's Elmwood, Illinois facility in order to assure uniform quality of products.

                        Results of Operations (Proforma)

                        BIOTECHNICA INTERNATIONAL, INC.
                  PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited - Excludes Donley and Scott Seed)
                           (in thousands of dollars)

                          	         12 months Ended June 30,
                             	   1996             1995           1994
NET SALES:
  Domestic                   $ 17,151         $ 16,988        $20,284
  Export                        1,616            3,527          1,582
                               ------          -------        -------
                               18,767           20,515         21,866
COST AND OPERATING EXPENSES:
  Cost of goods sold           12,990           12,628         16,901
  Sales and marketing           4,203            4,122          5,429
  Warehouse and distribution    1,196            1,630          1,397
  General and administrative    2,473            3,061          4,392
  Amortization of goodwill        499              479            282
                               ------           ------         ------
                               21,361           21,920         28,401

     Operating Loss            (2,594)          (1,405)        (6,535)

OTHER INCOME (EXPENSE):
  Interest expense               (832)          (1,065)          (915)
  Gain on disposal-fixed assets   405                0              0
  Other                           321              211             46
                              -------          -------        -------
     Net loss before taxes    $(2,700)         $(2,259)       $(7,404)
                              =======          =======        =======

FISCAL 1996 COMPARED TO PROFORMA FISCAL 1995

Domestic Sales

The Company had domestic seed sales in Fiscal 1996 of $17,151,000, compared to $16,988,000 in Fiscal 1995. Due primarily to the changes in the Federal government's farm programs, acreage devoted to corn and soybeans increased by approximately 8% in the Company's marketing area. Corn sales increased by almost that rate, indicating that the Company was able to maintain its market share in spite of major availability problems for many of its premier, newly-introduced hybrids. This increase was offset by a decrease in alfalfa sales. Late snow cover across the Dairy Belt region of Minnesota, Wisconsin, and Michigan, where the Company sells most of its alfalfa, resulted in low planting of spring alfalfa. In addition, the growing conditions during the summer of 1995 resulted in smaller soybean seeds being produced. Since soybean seeds are sold in 50 pound bags, there were more seeds per bag. This resulted in fewer bags required to plant the same number of acres compared to the prior year. Domestic net sales changes were:
                        Proforma Fiscal 1995                   $16,988
                        Increase in Domestic Corn                  939
                        Decrease in Alfalfa                       (380)
                        Decrease in Soybeans                      (440)
                        Other                                       44
                                                               -------
                          Proforma Fiscal 1996                 $17,151
                                                               =======
Export Sales

Export sales for Fiscal 1996 showed a decrease compared to Fiscal 1995. Fiscal 1996 sales were $1,616,000, compared to Fiscal 1995 sales of $3,527,000. Of these amounts, sales to affiliates amounted to $1,489,000 and $3,089,000, respectively. Since most export sales are based on annually negotiated production contracts - negotiated at arms-length by management of the Company and a representative of the respective affiliate - the decrease in sales was the result of disappointing production yields during the Fall of 1994 and lower demand by affiliated companies in Europe. Typically, high export sales to Europe in one year translate into lower sales in the following year, as the affiliates have a larger carryover inventory to sell. (See "ITEM 1. BUSINESS--CONTINUING BUSINESS.") There is no assurance that the Company and the Limagrain affiliates will continue to reach agreement on such export sales arrangements in the future and, in such event, there would be a negative impact upon the Company's sales and profit margins.

Cost of Goods Sold

Cost of goods sold was significantly higher in Fiscal 1996 than in Fiscal 1995. This resulted primarily from high production costs caused by the poor growing conditions during the Summer of 1995. This resulted in lower yields and higher costs per unit. These higher costs per unit accounted for approximately $1,200,000 in higher costs.

Warehouse and Distribution

Warehouse and distribution costs were $1,196,000 in Fiscal 1996, compared to $1,630,000 in Fiscal 1995. This reduction resulted from organizational efficiencies at the Company's warehouses and improved management of freight and other distribution costs.

Sales and Marketing

Sales and marketing costs were $4,203,000 in Fiscal 1996, compared to $4,122,000 in Fiscal 1995. Sales and marketing costs were relatively stable due to a relatively constant sales volume.

General and Administrative

A significant goal of the Company for Fiscal 1996 was the reduction of general and administrative expenses. These costs were reduced by $588,000. Included in that amount was a reduction of general and administrative costs of $150,000 resulting from the expiration or repurchase of incentive stock options. Additionally, Fiscal 1995 costs included administrative costs associated with the reorganization, redirection, and divestment efforts of the Company.

Interest Expense

Interest expense was lower in Fiscal 1996 than in Fiscal 1995 by $233,000. This was generated primarily by reduced interest rates and lower borrowings from affiliates subsequent to the conversion of $2,000,000 in long-term debt into Preferred Stock as described above.

Gain on Disposition of Fixed Assets

The increase in gain on disposition of fixed assets resulted primarily from the recognition of the $383,000 gain on the involuntary conversion of the Grading Building at Elmwood due to fire in August, 1995.

Net Loss Before Taxes

Proforma net loss before taxes shows a deterioration for Fiscal 1996 compared to Fiscal 1995 of $441,000.


PROFORMA FISCAL 1995 COMPARED TO PROFORMA FISCAL 1994

Domestic Sales

The Company had domestic seed sales in Fiscal 1995 of $16,988,000, compared to $20,284,000 in Fiscal 1994. Corn acres decreased 11% due to (i) an increase in government set aside programs and (ii) an unusually wet spring throughout much of the Company's marketing area. The wet spring resulted in some farmers switching from corn to soybean planting or letting fields go unplanted. Sales volume was also affected by a more selective approach of not selling to farmer-customers who had a history of poor payment practices. There was also some loss of business resulting from the major reorganization of the Company and the major realignment of the sales force.

Export Sales

Export sales for Fiscal 1995 showed a significant increase over Fiscal 1994. Fiscal 1995 sales were $3,527,000, compared to Fiscal 1994 sales of $1,582,000. Of these amounts, sales to affiliates amounted to $3,089,000 and $1,582,000, respectively. Export sales tend to fluctuate from year to year as discussed above. There is no assurance that the Company and the Limagrain affiliates will continue to reach agreement on such export sales arrangements in the future and, in such event, there would be a negative impact upon the Company's sales and profit margins.

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

General, Administrative, and Other

A significant goal of the Company for Fiscal 1995 was the reduction of general and administrative expenses. These costs were reduced by $1,331,000. As part of the overall reorganization of the Company, much effort has been put into reorganizing and centralizing the administrative functions of the Company. Whereas all of the former "companies" had full, in-house administrative and accounting staffs, including a controller, now each service center has an office manager and one or two sales/administrative assistants who handle the clerical functions required to service our customers. Most accounting and other administrative tasks are performed at the corporate office in Peoria, Illinois.

Interest Expense

Interest expense was higher in Fiscal 1995 than in Fiscal 1994 by $150,000. The addition of $5,000,000 in equity by LG Corp. as of June 30, 1994 and $2,000,000 in equity by LG Corp. as of November 30, 1994 reduced the need to borrow and pay interest. The resulting reduction was offset by higher market interest rates in Fiscal 1995.

Net Loss Before Taxes

Proforma net loss before taxes shows an improvement for Fiscal 1995 compared to Fiscal 1994 of $5,145,000. This improvement is the direct consequence of the in-depth restructuring initiated at the end of Fiscal 1994 allowing the Company to (i) reduce costs very significantly; and (ii) improve production efficiencies (see "ITEM 1. BUSINESS--BUSINESS RESTRUCTURING AND REDIRECTION"). However, the lower sales volume and the costs associated with the final phase of the restructuring process partially offset the favorable factors discussed above (see "Sales and Marketing" above).

 ACCOUNTING STANDARDS

Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. Management continues to assess the effects of the provisions of the Statement on the financial condition and results of operations of the Company, and has determined that no adjustment to asset carrying values is required at this time.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

										Page
   Consolidated Financial Statements:				       Number

     Independent Auditors' Report                                    14

     Consolidated Balance Sheets at June 30, 1996 and 1995           15

     Consolidated Statements of Operations for the years             16
     ended June 30, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years             17
     ended June 30, 1996, 1995 and 1994

     Consolidated Statements of Changes in Shareholders'           18-20
     Equity for the years ended June 30, 1996, 1995
     and 1994

     Notes to Consolidated Financial Statements                    21-27



   Consolidated Financial Statement Schedule:

     Valuation and Qualifying Accounts - Schedule II                 28


All other schedules have been omitted because the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
BioTechnica International, Inc.:



We have audited the consolidated financial statements of BioTechnica International, Inc. and subsidiary (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioTechnica International, Inc. and subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        			KPMG PEAT MARWICK LLP



Chicago, Illinois
July 25, 199

                     BIOTECHNICA INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                       (in thousands of dollars)

                                                June 30,          June 30,
                                                  1996              1995
   ASSETS
Current assets:
  Cash and cash equivalents                     $   194            $  399
  Accounts receivable, less allowance for doubtful
   accounts of $90 in 1996 and $123 in 1995       7,964             7,778
  Inventories                                     5,976             6,927
  Prepaid expenses and other current assets         153               105
                                                 ------            ------
       Total current assets                      14,287            15,209

Net property, plant and equipment                 9,722             9,771

Goodwill and other assets, net                    8,948             9,522
                                                -------           -------
     Total assets                               $32,957           $34,502
                                                =======           =======

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Borrowings under line of credit               $ 8,500           $ 9,200
  Current portion of long-term debt                 107               115
  Accounts payable                                1,013               735
  Accrued liabilities                             1,595             2,051
  Due to affiliates                               2,175                --
                                                 ------            ------
     Total current liabilities                   13,390            12,101

Long-term debt                                       31               129
Due to affiliates                                 3,261             5,326
Other noncurrent liabilities                        170               156
                                                -------           -------
     Total liabilities                          $16,852           $17,712

Shareholder equity:
  Preferred stock, Class A, 900,000 and 700,000
     shares outstanding at June 30, 1996 and 1995,
     respectively                              $      9           $     7
  Common stock, 115,418,788 shares outstanding
     at June 30, 1996 and 1995                    1,154             1,154
  Additional paid-in capital                     20,891            18,893
  Accumulated deficit                            (5,854)           (3,169)
  Treasury stock                                    (95)              (95)
                                                 ------            ------
     Total shareholders' equity                 $16,105           $16,790

Commitments (note 12)
     Total liabilities and shareholder equity   $32,957           $34,502
                                                =======           =======

           See accompanying notes to consolidated financial statement

                     BIOTECHNICA INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
          (in thousands of dollars, except per share amounts)

                                          Years Ended June 30,
                                   1996              1995              1994
Net Sales:
  Domestic                     $ 17,151          $ 20,434          $ 23,005
  Export-Affiliates               1,489             3,089             1,582
  Export-Other                      127               438                --
                                 ------            ------            ------
                                 18,767            23,961            24,587
Costs and Operating Expenses:
  Cost of goods sold             12,990            15,432            17,831
  Sales and marketing             4,203             4,293             3,418
  Warehouse and distribution      1,196             2,043             1,255
  General and administrative      2,473             3,245             2,371
  Amortization of goodwill          499               479               189
                                 ------            ------            ------
     Operating loss              (2,594)           (1,531)             (477)


Other income (expense):
  Interest expense                 (832)           (1,068)             (405)
  Gain on disposal-fixed assets     405                 0                --
  Other                             321               272                50
                                 ------            ------            ------

  Net loss before income taxes   (2,700)           (2,327)             (832)

  Income tax expense (benefit)      (15)               67                --
                                -------           -------           -------

     Net Loss                   $(2,685)          $(2,394)          $  (832)
                                =======           =======           =======

Net Loss per common share       $ (0.03)          $ (0.02)          $ (0.01)
                                =======           =======           =======
Weighted Average
Shares Outstanding           115,419,000       121,385,000       107,435,000
                             ===========       ===========       ===========

         See accompanying notes to consolidated financial statement

                       BIOTECHNICA INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands of dollars)

                                               Years Ended June 30,
                                         1996           1995          1994
Cash Flow from Operating Activities:
  Net loss                           $ (2,685)      $ (2,394)      $  (832)

  Adjustments to reconcile net loss
     to net cash used in operating activities:
     Depreciation                         903          1,074           951
     Amortization                         499            479           189
     Gain on disposal-fixed assets       (405)            --            --

  Changes in assets and liabilities:
      Accounts receivable                (186)           852        (4,566)
      Inventories                         951            415         7,477
      Other assets                         27            697          (242)
      Accounts payable and accrued
       liabilities                       (178)        (1,299)       (7,642)
                                       -------        -------       -------

Net cash used in operating activities  (1,074)          (176)       (4,665)
                                       -------        -------       -------

Cash Flow from Investing Activities:
  Acquisition of property, plant
     and equipment                     (1,527)          (237)          (62)
  Proceeds from asset sales             1,078            647            --
  Cash of business acquired                --             --           352
  Other                                    --            149           155
                                       -------        -------       -------
     Net cash provided by (used in)
       investing activities              (449)           559           445
                                       -------        -------       -------
Cash Flow from Financing Activities:
  Net repayment under line of credit     (700)        (4,600)         (900)
  Increase (Decrease)in long-term debt
    to affiliates                      (2,065)         2,066         1,000
  Increase (Decrease) in short-term debt
    to affiliates                       2,175           (153)          (53)
  Decrease in long-term debt and
     notes payable                        (92)          (377)         (104)
  Repurchase of Class A common stock       --            (61)           --
  Issuance of Class A Preferred Stock   2,000          2,000         5,000
                                       -------        -------       -------
       Net cash provided by (used in)
         financing activities           1,318         (1,125)        4,943
                                       -------        -------       -------
       Net increase (decrease) in
         cash and cash equivalents       (205)          (742)          723
                                       -------        -------       -------
Cash and cash equivalents at
   beginning of year                   $  399        $ 1,141       $   418
                                       -------       --------      --------
Cash and cash equivalents at
   end of year                         $  194        $   399       $ 1,141
                                       =======       ========      ========

          See accompanying notes to consolidated financial statement

                     BIOTECHNICA INTERNATIONAL, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              (in thousands of dollars, except share data)

                    Preferred Stock                        Common Stock
                  Class A Non-Voting    Common Stock    Class A Non-Voting
                   Shares  Par Value   Shares  Par Value   Shares  Par Value
Balance June 30, 1993
 (pre-acquisition)    --      $ --        5,000      $ 5      --       $ --

Limagrain Transaction
  Acquisition of existing
   common stock       --        --    8,135,741       81   10,753,087   108
  Issuance of common
   stock              --        --   97,777,178      978      --         --
  Receipt of Shissler
   common stock       --        --       (5,000)      (5)     --         --

Issuance of Preferred
  Stock            500,000       5          --        --      --         --

Net loss for
  Fiscal 1994         --        --          --        --      --         --
                   -------     ---- -----------   -------  ----------  ----
Balance June 30, 1994
(post-acquisition) 500,000     $ 5  105,912,919   $1,059   10,753,087  $108

Issuance of Preferred
  Stock            200,000       2          --        --      --         --

Conversion of Class A
  & B Shares          --        --    9,505,869       95   (4,698,336)  (47)

Repurchase of Class A
 Shares               --        --         --         --   (6,054,751)  (61)

Net loss for
  Fiscal 1995         --        --         --         --      --         --
                   -------     ---  -----------   ------    ---------- ----
Balance June 30, 1995
(post-acquisition) 700,000     $ 7  115,418,788   $1,154      --       $ --

Issuance of Preferred
  Stock            200,000       2         --         --      --         --

Net loss for
  Fiscal 1996         --        --         --         --      --         --
                   -------     ---  -----------   ------    ---------- ----
Balance June 30, 1996
(post-acquisition) 900,000     $ 9  115,418,788   $1,154      --       $ --
                   =======     ===  ===========   ======     ========= ====

(Continued)

       See accompanying notes to consolidated financial statement

                     BIOTECHNICA INTERNATIONAL, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              (in thousands of dollars, except share data)

                  Common Stock
               Class B Non-Voting     Additional       Retained Earnings
               Shares   Par Value   Paid-In Capital  (Accumulated Deficit)
Balance June 30, 1993
(pre-acquisition)  --        $  --         $ 6,595              $  57

Limagrain Transaction

Acquisition of existing
common stock    4,807,533       48           5,305                 --
Issuance of common
stock              --           --              --                 --
Receipt of Shissler
common stock       --           --              --                 --

Issuance of Preferred
  Stock            --           --           4,995                 --

Net loss for
  Fiscal 1994      --           --              --               (832)
                ---------     ----          ------             ------
Balance June 30, 1994
(post-acquisition)
                4,807,533      $48         $16,895              $(775)

Issuance of Preferred
  Stock            --           --           1,998                 --

Conversion of Class A
  & B Shares   (4,807,533)     (48)             --                 --

Repurchase of Class A
  Shares           --           --              --                 --

Net loss for
  Fiscal 1995      --           --              --             (2,394)
                ---------    -----         -------            --------
Balance June 30, 1995
(post-acquisition) --        $  --         $18,893            $(3,169)

Issuance of Preferred
  Stock            --           --           1,998                 --

Net loss for
  Fiscal 1996      --           --              --             (2,685)
                ---------    -----         -------            --------
Balance June 30, 1996
(post-acquisition) --        $  --         $20,891            $(5,854)
                =========    =====         =======            ========
(Continued)
           See accompanying notes to consolidated financial statement

                   BIOTECHNICA INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            (in thousands of dollars, except share data)

                                                                   Total
                                 Treasury Stock                Shareholders'
                                Shares   Par Value                Equity
Balance June 30, 1993
 (pre-acquisition)                --        $ --                  $ 6,657

Limagrain Transaction
  Acquisition of existing
   Common stock                (39,160)      (95)                   5,447
  Issuance of common
   Stock                          --          --                      978
  Receipt of Shissler
   Common stock                   --          --                       (5)

Issuance of Preferred
  Stock                           --          --                    5,000

Net loss for
  Fiscal 1994                     --          --                     (832)
                               --------     -----                 --------
Balance June 30, 1994
 (post-acquisition)            (39,160)     $(95)                 $17,245

Issuance of Preferred
  Stock                           --          --                    2,000

Conversion of Class A
  & B Shares                      --          --                      --

Repurchase of Class A
  Shares                          --          --                      (61)

Net loss for
  Fiscal 1995                     --          --                   (2,394)
                               --------     -----                ---------
Balance June 30, 1995
 (post-acquisition)            (39,160)     $(95)                $ 16,790

Issuance of Preferred
  Stock                           --          --                    2,000

Net loss for
  Fiscal 1996                     --          --                   (2,685)
                               --------     -----                ---------
Balance June 30, 1996
 (post-acquisition)            (39,160)     $(95)                $ 16,105
                               ========     =====                =========

          See accompanying notes to consolidated financial statements

BIOTECHNICA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Business
BioTechnica International, Inc. and its subsidiary, LG Seeds, Inc. (the "Company"), sells corn, soybean, alfalfa and other seed to dealers, distributors and farmers through its seed operations. The Company operates in a twelve-state region centered in the Midwestern United States. Sales are generally made on open account to customers. Because of the geographic concentration of the Company's customers in the Midwest, it is significantly dependent upon the weather and market conditions in its market areas. In addition, industry sales levels are dependent upon factors resulting from governmental agriculture policies and farm programs.

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

B.  Basis of Presentation
The consolidated balance sheets as of June 30, 1996 and 1995 include the Company and its wholly owned subsidiary, LG Seeds, Inc. All significant intercompany transactions have been eliminated in consolidation.

For the year ended June 30, 1996 ("Fiscal 1996"), the financial statements contained herein present twelve months of operations of the Company.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C.  Revenue Recognition
Sales of seed products are recorded upon shipment, reduced by a reserve for estimated returns and discounts.

D.  Research and Development Costs
Although the Company has no significant internal research and development effort, it has access to research conducted by LG Corp. and other Limagrain affiliates. The cost of this expertise is paid to LG Corp. in the form of royalties on products sold.

E.  Cash and Cash Equivalents
Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of three months or less.

F.  Inventories
Inventories consist primarily of seed products and supplies. Seed product inventory is valued at the lower of average cost by crop year or market. Supply inventory is valued at the lower of cost (using the first-in, first-out method) or market. Gains or losses on commodity hedging transactions are included as a component of inventory.

G.  Derivatives
The Company has contractual commitments with seed growers for payments based on the local commodity prices for soybeans and wheat. To mitigate the impact of fluctuations in commodity prices on inventory costs, the Company attempts from time to time to hedge these commitments by using Chicago Board of Trade futures contracts for the respective crops. The Company matches these futures contracts to its purchases of inventory, closing out the futures contracts as payments are made to the seed growers. Unrealized gains and losses on the futures contracts are included in the inventoried seed cost of soybeans and wheat. At June 30, 1996, the Company had futures contracts for 80,000 bushels of December wheat at prices ranging from $5.75 to $5.80 per bushel which resulted in a $69,000 unrealized loss included in inventory. There were no open futures contracts at June 30, 1995.

H.  Property, Plant and Equipment
Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciable lives for asset classes are:

                      Land improvements                 15 years
                      Buildings and improvements        15 to 32 years
                      Machinery and equipment           7 to 20 years
                      Office equipment and computers    3 to 5 years

I.  Goodwill
Goodwill arose primarily from the 1994 Limagrain Transaction and is being amortized using the straight-line method over a period of 20 years. The Company evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows.

J.  Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company files a Federal consolidated tax return with other corporations controlled by LG Corp. The related tax sharing agreement provides that consolidated Federal income tax is allocated among profitable companies. Companies with operating losses receive benefits in the future by effectively offsetting taxable income against prior operating losses.

K.  Loss Per Common Share
Loss per common share is computed based on the weighted average of all classes of common shares outstanding during the period after taking into account the amount of cumulative Preferred Stock dividends, whether or not declared.

The weighted average number of shares outstanding for the year ended June 30, 1994 reflects seven months of historical Shissler shares (5,000 shares converted to 97,777,178 shares computed by applying the exchange ratio of 19,555.44 shares of Company stock to each share of Shissler stock) and five months of shares since the exchange (121,000,000).

L.  Fair Value of Financial Instruments
Carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these financial instruments. The Company's borrowings under its Line of Credit are at variable interest rates tied to market rates and, accordingly, the Company considers the fair value to be the same as the carrying value.

M.  Reclassification of Financial Statements
Certain amounts in the Fiscal 1995 and Fiscal 1994 financial statements have been reclassified to conform with the current year presentation. Specifically, Warehouse and distribution expenses were reclassified from sales and marketing expense. Gain on disposition of fixed assets, miscellaneous taxes, and finance charge income have been moved from general and administrative expense to the other income (expense) section of the Statements of Operations.

N.  Advertising
The Company expenses all advertising in the period incurred.

2.  INVENTORIES

Inventories at June 30, 1996 and 1995 are as follows:

                                                   (in thousands of dollars)
                                                     1996               1995

     Finished seed                                $ 3,599            $ 4,243
     Unfinished seed                                1,630              2,123
     Supplies and other                               747                561
                                                  -------            -------
        Total inventories                         $ 5,976            $ 6,927
                                                  =======            =======

"Finished seed" consists of bagged product, ready for sale, net of reserves for obsolescence. "Unfinished seed" consists of bulk product not yet bagged and the cost associated with the seed crop planted in the spring of the applicable fiscal year. "Supplies and other" consists of foundation seed, unused bags, pallets and other supply items.

3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 1996 and 1995 are as follows:

                                                  (in thousands of dollars)
                                                    1996               1995

     Land and improvements                       $   793            $   793
     Buildings and improvements                    7,395              8,109
     Machinery and equipment                       4,186              4,274
     Construction in progress                      1,437                105
                                                 -------            -------
                                                 $13,811            $13,281
     Less accumulated depreciation                (4,089)            (3,510)
                                                  -------            -------
       Net property, plant and equipment         $ 9,722            $ 9,771
                                                 ========           =======

4.  FIRE AT ELMWOOD, ILLINOIS PRODUCTION FACILITY

During Fiscal 1996, fire destroyed the building used for the treating and grading of corn and soybeans at the Company's Elmwood, Illinois facility. The Company received $1,029,000 in insurance proceeds as a result of this fire. The net book value of this building was $646,000. The resulting gain of $383,000 is classified as part of gain on disposition of fixed assets.

The Company has entered into a contract to replace this destroyed building with a new, modern grading and treating building with a total projected cost of $1,881,000. As of June 30, 1996, $1,383,000 had been spent and is included in the construction in progress account.

5.  GOODWILL AND OTHER ASSETS

Goodwill and other assets (at cost, less accumulated amortization of $1,175,000 and $676,000 at June 30, 1996 and 1995, respectively) are set forth in the following table. Goodwill arose primarily from the Limagrain Transaction.
                                                   (in thousands of dollars)
                                                      1996              1995

     Goodwill (net of amortization)               $  8,791           $ 9,290
     Deposits and other                                157               232
                                                  --------           -------
                                                  $  8,948           $ 9,522
                                                  ========           =======
6.  LINE OF CREDIT AND NOTE PAYABLE

The Company has a revolving credit arrangement with its principal bank whereby the Company can borrow up to $12,000,000 based on a borrowing base formula and subject to certain limitations in availability contained in the Limagrain Agreement. This line of credit, which expires December 1, 1996, bears interest (at the Company's option) based on either (i) the Bank Prime Loan rate, (ii) the London Interbank Offered Rate ("LIBOR") index or (iii) the Bank Offered Rate. Borrowings under this line of credit are secured by the inventory and accounts receivable of the Company and its subsidiary and by the guarantees of Limagrain and LG Corp. The maximum and average amounts outstanding under this line of credit during the year ended June 30, 1996 were $9,600,000 and $6,762,000, respectively. The weighted average interest rate during Fiscal 1996 was 6.81%.

The Company also has a note payable to non-affiliates of $138,000 at June 30, 1996. This note bears interest at an annual rate of 9% and is payable through September 1997.

The annual maturities of the other note payable are as follows:

                                                  (in thousands of dollars)
                                                   Year             Amount
                                                   1997             $  107
                                                   1998                 31
                                                                    ------
                                                                    $  138
                                                                    ======
7.  DUE TO AFFILIATES

Amounts due to affiliates at June 30, 1996 and 1995 were comprised as follows:

                                                  (in thousands of dollars)
                                                    1996               1995

  Promissory note dated June 30, 1995            $    --            $ 3,261
  Promissory note dated June 30, 1996              3,261                 --
  Promissory note dated December 1, 1994              --              2,000
  Other long-term payable                             --                 65
  Promissory note dated June 27, 1996              2,000                 --
  Current amounts due to affiliates                  175                 --
                                                 -------            -------
                                                 $ 5,436            $ 5,326
                                                 =======            =======
On June 30, 1995, the Company executed a promissory note in the amount of $3,261,000 payable to LG Corp. This note is subordinate to the Company's line of credit and had an initial term of two years. Interest is due annually and is set each period (July 1 through June 30 of the following year) based on the one-year LIBOR on July 1 plus .4375%. During Fiscal 1996, the maturity of this note was extended to July 1, 1998.

On December 1, 1994, the Company executed a promissory note in the amount of $2,000,000 payable to LG Corp. On November 30, 1995, the note was retired in exchange for 200,000 shares of the Company's Class A Preferred Stock.

On June 27, 1996, the Company executed a promissory note in the amount of $2,000,000 payable to an affiliated company. The term of the note is 68 days with interest to be paid at maturity based on LIBOR plus .50%.

Other current amounts due to affiliates result from amounts due for services rendered under various contracts.

8.  CAPITAL STOCK

Authorized shares of stock include: 150,000,000 shares of common stock; 11,100,000 shares of Class A common; 11,100,000 shares of Class B common; and 2,000,000 shares of Class A Preferred.

On December 1, 1994, LG Corp. converted the $4,000,000 advanced to the Company into (i) a long-term note for $2,000,000 bearing interest at LIBOR plus 1.15%, and (ii) $2,000,000 in Class A Preferred Stock of the Company.

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

On November 30, 1995, the Company retired the long-term note of $2,000,000 described above in exchange for $2,000,000 of the Company's Class A Preferred Stock.

As of June 30, 1996, there are only two classes of stock issued and outstanding: common stock and Class A Preferred Stock.

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

As of June 30, 1996 and 1995, the cumulative amount of undeclared dividends on the Class A Preferred Stock was $1,075,000 and $462,500, respectively.

9.  STOCK OPTION PLAN

The Company has reserved 1,500,000 shares of common stock for issuance under an incentive stock option plan (the "1992 Plan"). Incentive stock options granted under the 1992 Plan are exercisable in installments following a minimum period of employment but expire within ten years from the date of grant. Additionally, the 1992 Plan permits the Company to issue nonqualified stock options. As of June 30, 1996 and 1995, the Company had 1,140,000 shares available under the 1992 Plan for the grant of options to eligible employees. Subsequent to the Limagrain Transaction, there have been no additional grants under the 1992 Plan.

The 1992 Plan also permits the Company to issue tandem stock appreciation rights that permit the recipient to exchange an option for an amount of stock and/or cash equal to the increase in the value of the common stock from the date of the grant to the date of its exercise. No such awards have been granted.

During Fiscal 1996, all outstanding options were either (i) repurchased by the Company or (ii) determined to have expired. See RELATED PARTY
TRANSACTIONS. The repurchase on expiration of these options resulted in a reduction of administrative expense of $150,000 during Fiscal 1996.

The following table summarizes options granted, exercised and outstanding for the two years ended June 30, 1996:

                                                                   Price
                                Outstanding       Exercisable      Range

Options as of June 30, 1994        386,239          317,239     $1.31-$5.50

Granted                               --               --
Canceled                          (145,614)         (85,614)    $1.75-$5.33
Exercised                             --               --
Vested                                --              3,000     $1.75
                                  ---------        ---------
Options as of June 30, 1995        240,625          234,625     $1.31-$5.50

Canceled                          (240,625)        (234,625)    $1.31-$5.50
                                  ----------       ---------
Options as of June 30, 1996           --               --          --
                                  ==========       =========
10.  PENSION PLAN

Substantially all full-time employees of the former Shissler subsidiary were covered under a defined benefit pension plan (the "Plan") sponsored by an affiliate. The Plan provided benefits based on years of service and the employee's compensation during the last five years of employment. Plan assets were primarily invested in pooled equity and fixed income funds and managed by a life insurance company. The Company's funding policy was to contribute annually an amount that is not less than the Employee Retirement Income Security Act of 1974 minimum funding requirement and not in excess of the amount that could be deducted for Federal income tax purposes.
Effective December 31, 1995, the Company elected to cease participation in the Plan. At that time (i) all covered employees became fully vested, (ii) the Company entered into an agreement with the sponsoring affiliate whereby the Company ceases to be a participating employer in the Plan and (iii) the Company established a defined contribution plan covering all regular full time employees. The Company has no obligation for future benefits under the Plan. The following table sets forth the Company's portion of the Plan's funded status and amounts recognized in the Company's balance sheet at June 30, 1995:

                                                   (in thousands of dollars)
Actuarial present value of benefit obligations:
  Vested benefit obligation                                    $116
  Accumulated benefit obligation                                134
Projected benefit obligation for service
   rendered to date                                             264
Plan assets at fair value                                       225
                                                               -----
Projected benefit obligation in excess of
   Plan assets                                                   39
Unrecognized net gain                                           (39)
                                                               -----
Prepaid pension cost                                           $ --
                                                               =====

Net pension cost for Fiscal 1996, 1995 and 1994 included the following components:

                                             (in thousands of dollars)
                                       1996            1995            1994
Service cost of benefits earned
 during the period                     $ 32            $ 24            $ 27
Interest cost on projected benefit
 obligation                              --              43              45
Actual return on plan assets             --             (42)            (42)
Net amortization and deferral            --              --               1
                                       -----           -----           -----
  Net pension cost                     $ 32            $ 25            $ 31
                                       =====           =====           =====

Assumptions used in accounting for the Plan as of June 30, 1995 and 1994 were:

                                                  1995                1994

Discount rate                                     7.75%               7.75%
Rate of increase in compensation levels           6.00%               6.00%
Expected long-term rate of return on assets       8.00%               8.00%

11.  INCOME TAXES

Prior to June 30, 1995 LG Corp. had filed its tax return on a November 30 fiscal year. Effective June 30, 1995, LG Corp. elected to file its tax returns on a fiscal year ending June 30 to coincide with the fiscal period used by the Company for financial reporting purposes.

On June 30, 1996 and 1995, the Company had pre-acquisition net operating loss carryforwards of approximately $1,632,000 and $1,768,000, respectively, which expire at a rate of $136,000 per year through 2008. The Company had post-acquisition net operating loss carryforwards of approximately $12,593,000 and $9,832,000 on June 30, 1996 and 1995, respectively, which expire through 2011. (Refer to footnote 1.J--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--INCOME TAXES)

The components of income tax expense are as follows:

                                            (thousands of dollars)
                                     1996              1995           1994

  Federal                            $(28)             $ 28           $ --
  State                                13                39             --
                                     -----             ----           ----
  Total                              $(15)             $ 67           $ --
                                     =====             ====           ====
The actual income tax benefit differed from the expected income tax benefit (computed by applying the applicable U.S. Federal corporate income tax rate of 34% to loss before income taxes) as follows:

                                              (thousands of dollars)
                                      1996              1995           1994

Computed "expected" tax benefit      $(933)            $(814)         $(322)
State income taxes, net of
   Federal benefit                       9                25             --
Alternative minimum tax                (28)               28             --
Other                                   --                --             --
Net operating loss carryforward        937               828            322
                                     ------             -----          -----
   Total                             $ (15)             $ 67           $ --
                                     ======             =====          =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 1996 and 1995 are presented below.

                                                   (in thousands of dollars)
                                                     1996            1995

Deferred tax assets:
  Net operating loss carryforward
   (Pre-acquisition)                               $  636          $  689
  Net operating loss carryforward
   (Post-acquisition)                               4,911           3,834
  Allowance for bad debts                              35              48
  Allowance inventory valuation                        74             270
  Accrued compensation, sales allowances
   and other expenses                                 336             202
                                                   -------         -------
       Total gross deferred tax assets             $5,992          $5,043
       Less:  valuation allowance                  (5,324)         (4,307)
                                                   -------         -------
  Total deferred tax assets                        $  668          $  736

Deferred tax liability:
  Difference between net value of fixed
   assets for book and tax purposes                  (668)           (736)
                                                   -------         -------
  Net deferred tax assets                          $   --          $   --
                                                   =======         =======

The change in the deferred tax valuation allowance was an increase of $1,017,000 in Fiscal 1996 compared to an increase of $3,172,000 in Fiscal 1995, and an increase of $394,000 in Fiscal 1994.

Subsequently recognized tax benefits relating to the valuation allowance at the date of the Limagrain Transaction (see Note 1.A--BUSINESS) will be allocated to goodwill. At June 30, 1996, the amount of valuation allowance potentially applicable to goodwill aggregated $636,000.

12.  COMMITMENTS

The Company leases office space and certain equipment under non-cancelable operating leases which expire through 2000. Rental expenses charged to operations were $465,000, $476,000 and $349,000 for the years ended June 30, 1996, 1995 and 1994, respectively. Future annual minimum rentals are $183,000, $113,000, $82,000, $19,000 and $0, for Fiscal 1997 through 2001, respectively.

13.  RELATED PARTIES

The Company has access to the research conducted by LG Corp. The cost of this expertise is paid to LG Corp. as royalties on corn units sold. Costs incurred were approximately $94,000, $81,000 and $78,000 for Fiscal 1996, 1995 and 1994, respectively. In addition, the Company paid $50,000, $35,000 and $0 to Callahan (a division of LG Corp.) for royalties on soybean genetics for Fiscal 1996, 1995 and 1994, respectively.

The Company has agreements with affiliated companies that provide for certain administrative and management services. Combined costs incurred under these agreements were $320,000, $320,000 and $305,000 for Fiscal 1996, 1995 and 1994, respectively. Fees for these arrangements are negotiated annually by management and approved by the Board of Directors.

The Company sells seed to various affiliated companies in Europe primarily under production contracts. These contracts are negotiated annually and are based on arms-length negotiated pricing and in quantities determined by the affiliates' requirements. Export sales to affiliates amounted to $1,489,000 for Fiscal 1996, $3,089,000 for Fiscal 1995 and $1,582,000 for Fiscal 1994.

During Fiscal 1996 the Company repurchased 70,000 stock options from officers and directors for $3,400. The repurchase of the options, with exercise prices between $1.31 and $3.50 per share, resulted in a reduction of approximately $66,000 in long-term liabilities. The net result was a reduction of general and administrative expenses of $62,000.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest aggregated approximately $728,000, $687,000, and $493,000 for Fiscal 1996, 1995, and 1994, respectively.

In connection with the sale of various assets during Fiscal 1995, the Company received cash of $647,000 and non-operating receivables of $722,000. The net book value of assets sold was $1,780,000.

15.  LIQUIDITY

The Company has incurred net operating losses and negative cash flow from operations for Fiscal 1996, 1995, and 1994. The Company's current line of credit expires on December 1, 1996, at which time management expects to renew this credit facility.

Management believes that the Company's operations will begin to generate positive cash flows as a result of the restructuring and redirection of its marketing, production, and administrative functions. In the event that additional financial support is required, management believes there is a strong commitment by Limagrain to enable the Company to obtain sufficient working capital to support the business. Management's belief that Limagrain's support will continue is based on Limagrain's commitment under the Line of Credit guarantee, the additional contribution of $9,000,000 for Preferred Stock, and the advance of $3,261,000 in long-term borrowing.

16.  OTHER INCOME AND EXPENSE

Included in other income and expense for Fiscal 1996 is $94,000 of gain on the disposal of AgriBioTech, Inc. common stock received during Fiscal 1995 by the Company as part of the proceeds from the disposal of its Scott Seed Company operations. Also included here are $68,000, $133,000, and $51,000 in finance charge income on customer accounts for Fiscal 1996, 1995, and 1994, respectively.


                       BIOTECHNICA INTERNATIONAL, INC.
                    VALUATION AND QUALIFICATION ACCOUNTS
                 Years ended June 30, 1996, 1995 and 1994
                               Schedule II
                        (in thousands of dollars)


                      Balance      Charged to                     Balance
                     at July 1,    Costs and                     at June 30,
                      1993         Expenses     Other  Deductions   1994

Allowance for doubtful
accounts               $    19      $    80     $338*   $ (66)**     $371

Accumulated amortization:
  Goodwill                   6          191       --        --        197
  Non-compete agreement     47            3       --        --         50
                       -------      -------     ----     -----       ----
                       $    53      $   194     $ --     $  --       $247
                       =======      =======     ====     =====       ====


                       Balance      Charged to                    Balance
                      at July 1,    Costs and                    at June 30,
                       1994         Expenses    Other  Deductions   1995


Allowance for doubtful
accounts               $   371     $   173      $ --     $(421)**     $ 123

Accumulated amortization:
  Goodwill                 197         479        --        --          676
  Non-compete agreement     50          --        --       (50)          --
                       -------     -------      ----     ------       -----
                       $   247     $   479      $ --     $ (50)       $ 676
                       =======     =======      ====     ======       =====


                        Balance      Charged to                   Balance
                       at July 1,    Costs and                   at June 30,
                        1995         Expenses    Other Deductions   1996


Allowance for doubtful
accounts               $   123     $    --      $ --    $ (33)**      $   90

Accumulated amortization:
  Goodwill             $   676     $   499      $ --    $  --         $1,175


 *Balance received as part of the reverse acquisition accounting for
  Limagrain Transaction
 **Write-off of uncollectible accounts receivable

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "INFORMATION ABOUT EXECUTIVE OFFICERS" and "PROPOSAL 1: ELECTION OF DIRECTORS" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on November 12, 1996 (the "1996 Proxy Statement") is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the captions "EXECUTIVE COMPENSATION," "PROPOSAL 1: ELECTION OF DIRECTORS," "REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION," and "STOCK PERFORMANCE GRAPH" in the Company's 1996 Proxy Statement are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT" in the Company's 1996 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "CERTAIN RELATIONSHIPS AND OTHER RELATED TRANSACTIONS" in the Company's 1996 Proxy Statement is incorporated herein by reference.



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

  3.1 Amended and Restated Certificate of Incorporation dated March 7, 1994, of the Company, as amended on June 28, 1994 (incorporated by reference to Exhibit 3.1 to Form 10-K filed with the Commission on October 13, 1994, File No. 0-11854).

  3.2 By-laws of the Company, as amended on October 29, 1983, May 7, 1987 and May 18, 1994 (incorporated by reference to Exhibit 3.2 to Form 10-K filed with the Commission on October 13, 1994, File No. 0-11854).


Exhibit No. 	Description of Exhibit

  4.1 Specimen Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4(A) to the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1986, File No. 0-11854).

  4.8 Specimen Certificate of Class A Preferred Stock of the Company (incorporated by reference to Exhibit 4.8 to Form 10-K filed with the Commission on October 13, 1994, File No. 0-11854).

  4.9 Certificate of Designations (incorporated by reference to Exhibit 4.9 to Form 10-K filed with the Commission on October 13, 1994, File No. 0-11854).

 10.1 The Company's 1982 Incentive Stock Option Plan adopted on July 30, 1982, as amended on January 31, 1987, on May 7, 1987, and on May 11, 1989 (incorporated by reference to Exhibit 10.1 to Form 10-K filed with the Commission on March 29, 1990, File No. 0-11854).

 10.2 The Company's 1992 Stock Incentive Plan adopted on May 7, 1992, as amended on May 18, 1994 (incorporated by reference to Exhibit 10.2 to Form 10-K filed with the Commission on October 13, 1994, File No. 0-11854).

 10.3 Secured Revolving Credit Agreement dated October 26, 1993,between Harris Trust and Savings Bank and the Company (incorporated by reference to Exhibit 10.31 to Form 10-K filed with the Commission on November 15, 1993, File No. 0-11854).

 10.11 First Amendment to Secured Revolving Credit Agreement between Harris Trust and Savings Bank and the Company dated as of February 15, 1994 (incorporated by reference to Exhibit 10.39 to Form 10-K filed with the Commission on October 13, 1994, File No. 0-11854).

 10.12 Second Amendment to Secured Revolving Credit Agreement between Harris Trust and Savings Bank and the Company dated March 7, 1994 (incorporated by reference to Exhibit 10.40 to Form 10-K filed with the Commission on October 13, 1994, File No. 0-11854).

 10.13 Debt Subordination Agreement between Harris Trust and Savings Bank and the Company dated June 29, 1994 (incorporated by reference to Exhibit
10.42 to Form 10-K filed with the Commission on October 13, 1994, File No. 0-11854).

 10.14 Debt Restructuring Agreement by and among Limagrain Genetics Corp., Shissler Seed Co., Inc., Limagrain Holding S.A. and the Company dated June 29, 1994 (incorporated by reference to Exhibit 10.43 to Form 10-K filed with the Commission October 13, 1994, File No. 0-11854).

 10.16 Remuneration Individuelle Sur Objectifs Cadres Associes (Individual Compensation and Performance Objectives for Associate Level Employees) for J.C. Gouache dated October 4, 1995, amended February 9, 1996.*/**

 10.17 Remuneration Individuelle Sur Objectifs Cadres Associes (Individual Compensation and Performance Objectives for Associate Level Employees) for Bruno Carette dated October 4, 1995, amended February 9, 1996.*/**

 10.18 Letter Amendment to Consulting Agreement between the Company and William C. Hittinger dated December 8, 1995.*

 10.19 Letter Amendment to Consulting Agreement between the Company and Ralph W.F. Hardy dated January 8, 1996.*

 10.26 Promissory note issued to LG Corp. by the Company dated June 29, 1995 (incorporated by reference to Exhibit 10.27 to Form 10-K filed with the Commission on September 22, 1995, File No. 0-11854).

 10.27 Promissory note issued to LG Corp. by the Company dated June 30,
1996.*

 10.29 Service Agreement between LG Seeds, Inc. and Limagrain Innovations dated July 1, 1994 (incorporated by reference to Exhibit 10.29 to Form 10-K filed with the Commission September 22, 1995, File No. 0-11854).

 10.30 Amendment 2 to Exhibit A, dated July 1, 1996, to Service Agreement between LG Seeds, Inc. and Limagrain Innovations dated July 1, 1994.*

 10.31 Biotechnology Service Agreement between LG Seeds, Inc. and BIOCEM S.A. dated July 1, 1994 (incorporated by reference to Exhibit 10.30 to Form 10-K filed with the Commission on September 22, 1995, File No. 0-11854).


 10.32 Amendment 2 to Exhibit A dated July 1, 1996 to Biotechnology Service Agreement between LG Seeds, Inc. and BIOCEM S.A. dated July 1, 1994.*

 10.33 Service Agreement between LG Seeds, Inc. and Limagrain Genetics International S.A. dated July 1, 1994 (incorporated by reference to Exhibit
10.31 to Form 10-K filed with the Commission on September 22, 1995, File No. 0-11854).

 10.34 Amendment 2 to Exhibit A dated July 1, 1996 to Service Agreement between LG Seeds, Inc. and Limagrain Genetics International S.A. dated July 1, 1994.*

 10.35 Tax Allocation Agreement among the Limagrain Affiliated U.S. corporations filing a consolidated tax return with Limagrain Genetics Corporation (incorporated by reference to Exhibit 10.32 to Form 10-K filed with the Commission September 22, 1995, File No. 0-11854).

 10.36 Option Buyout Agreement between Ralph W.F. Hardy and the Company dated June 10, 1996.*

 10.37 Option Buyout Agreement between William C. Hittinger and the Company dated May 8, 1996.*

 10.38 Option Buyout Agreement between Larry D. Rieffel and the Company dated May 6, 1996.*

 21.00 Subsidiaries of the Company.*

 27.00 Financial Data Schedule.*

(b)  Reports on Form 8-K.

	Current report on Form 8-K dated March 29, 1996, Filed Number 0-11854, was filed in connection with a change in officers of the Corporation.

     (*)Filed herewith.
    (**)Management contract filed pursuant to Item 14(c) of Form 10-K.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                          			BIOTECHNICA INTERNATIONAL, INC.

                            			By:  /s/Jean Ferrand
                                 			 Jean Ferrand
                                 			 Chairman, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Signature                    Title                           Date

/s/ Jean Ferrand          Chairman, Director             September 4, 1996
    Jean Ferrand

/s/ Emmanuel Rougier      Chief Executive Officer,
    Emmanuel Rougier      Director                       September 4, 1996

/s/ Bruno Carette         President and
    Bruno Carette         Chief Operating Officer        September 4, 1996

/s/ Edward M. Germain     Chief Financial Officer        September 4, 1996
    Edward M. Germain

/s/ Philip M. Nordeen     Chief Accounting Officer       September 4, 1996
    Philip M. Nordeen

/s/ Claude Agier          Director                       September 4, 1996
    Claude Agier

/s/ George R. Allbritten  Director                       September 4, 1996
    George R. Allbritten

/s/ Ralph W.F. Hardy      Director                       September 4, 1996
    Ralph W.F. Hardy

/s/ William C. Hittinger  Director                       September 4, 1996
    William C. Hittinger

/s/ Laurent Petoton       Director                       September 4, 1996
    Laurent Petoton



                              CORPORATE INFORMATION



SHAREHOLDER REFERENCE                            EXECUTIVE OFFICERS

CORPORATE HEADQUARTERS                           Bruno Carette
BioTechnica International, Inc.                  President and Chief
Operating Officer
4001 War Memorial Drive
Peoria, IL  61614                                Edward M. Germain
(309) 681-0300                                   Vice President, Secretary
                                                 and Chief Financial Officer
OPERATING SUBSIDIARY
LG Seeds, Inc.                                   Larry D. Rieffel
4001 War Memorial Drive                          Vice President, Production
Peoria, IL  61614                                and Logistics

                      				  		                   Philip M. Nordeen
                                                 Chief Accounting Officer
                                                 and Treasurer
TRANSFER AGENTS
American Stock Transfer &                        BOARD OF DIRECTORS
  Trust Company
40 Wall Street                                   Jean Ferrand
New York, NY  10005                              Chairman of the Board
(212) 936-5100
                                                 Emmanuel Rougier
AUDITORS                                         Chief Executive Officer
KPMG Peat Marwick L.L.P.
Chicago, IL  60601                               George R. Allbritten

COUNSEL                                          Claude Agier
Shook, Hardy & Bacon L.L.P.
Kansas City, MO  64106                           Ralph W. F. Hardy

SEC FORM 10-K                                    William C. Hittinger
A copy of the Company's annual report
to the Securities and Exchange                   Laurent Petoton
Commission on Form 10-K is available
without charge upon written request
to:

Shareholder Relations
BioTechnica International, Inc.
4001 War Memorial Drive
Peoria, IL  61614

ANNUAL MEETING
The annual meeting of shareholders will
be held at 10:00 A.M. on Tuesday,
November 12, 1996 at The Signature Inn,
4112 North Brandywine, Peoria, IL.