Form 10-Q
period 1996-09-30
BIOTECHNICA INTERNATIONAL INC
filed 1996-11-12
CIK 715374

UNITED STATES
		                     SECURITIES AND EXCHANGE COMMISSION
			                          Washington, DC  20549

                         			      FORM 10-Q



         		  Quarterly report pursuant to Section 13 or 15(d) of the
		                      Securities Exchange Act of 1934
		              For the quarterly period ended September 30, 1996



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

On October 30, 1996, the Registrant had 115,379,628 (net of 39,160 treasury shares) shares of Common Stock outstanding.



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         BIOTECHNICA INTERNATIONAL INC.
                  		CONDENSED CONSOLIDATED BALANCE SHEETS
			                              (Unaudited)
		                        (in thousands of dollars)

                            				     September 30,             June 30,
                                           1996                    1996

              Assets
Current assets:
  Cash & cash equivalents            $         --           $        194
  Accounts receivable                       2,329                  7,964
  Inventories                               9,153                  5,976
  Prepaid expenses & other assets             179                    153
                            				     ------------           ------------
    Total Current Assets                   11,661                 14,287

Property, plant & equipment                14,313                 13,808
  Less accumulated depreciation            (4,267)                (4,086)
                            				     ------------            -----------
    Net property, plant & equipment        10,046                  9,722
Goodwill and other assets                   8,810                  8,948
				                                 ------------             ----------
    Total Assets                     $     30,517           $     32,957
				                                 ============           ============

Liabilities and Shareholders' Equity
Cash Overdraw                        $         98           $         --
Borrowings under line of credit             7,000                  8,500
Current portion of long-term debt             109                    107
Accounts payable                            1,575                  1,013
Accrued liabilities                           899                  1,595
Due to affiliates                           1,330                  2,175
                            				     ------------           ------------
   Total current liabilities               11,011                 13,390

Long-term debt                                 --                     31
Due to affiliates                           5,261                  3,261
Other noncurrent liabilities                  170                    170
                            				      -----------            -----------
    Total Liabilities                 $    16,442            $    16,852
                            				      -----------            -----------

Shareholders' Equity
 Preferred Stock, Class A, 900,000
  shares outstanding                            9                      9
 Common Stock, 150,000,000
  shares authorized; 115,418,788
  shares outstanding                        1,059                  1,059
 Additional paid-in capital                20,891                 20,891
 Accumulated deficit                       (7,884)                (5,854)
                            				      -----------            -----------
    Total Equity                      $    14,075            $    16,105
				                                  -----------            -----------

 Total Liabilities
 and Shareholders' Equity             $    30,517            $    32,957
                            				      ===========            ===========

         	   See notes to Condensed Consolidated Financial Statements

		                             BIOTECHNICA INTERNATIONAL INC.
	                    	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     				(Unaudited)
	                     (in thousands of dollars except per share amounts)

                                       					Three Months Ended
						                                         September 30,
		                                        			1996           1995
Net Sales:
 Domestic                              $      755   $        556
 Export-Affiliates                             --             --
 Export-Other                                  --             --
                            				       ----------    -----------
					                                         755            556

Cost of Goods Sold:
 Cost of Goods Sold                           619            351
                            				       ----------     ----------


  Gross Margin                                136            205

Operating expenses:
 Sales & Marketing                            939          1,014
 Warehouse & Distribution                     263            195
 Administration                               725            657
 Amortization of goodwill                     126            123
                              				     ----------     ----------
					                                       2,053          1,989

  Operating income (loss)                  (1,917)        (1,784)

Other income (expense)
 Interest expense                            (222)          (250)

 Other                                        109            210
                            				      -----------     ----------
  Net income before taxes                 (2,030)         (1,824)

Income Taxes                                  --              --
                            				      ----------     -----------
 Net income(loss)                    $    (2,030)   $     (1,824)
				                                  ==========     ===========

 Net income per share                $      (0.02)  $      (0.02)
                            				      -----------    -----------

 Weighted average
 shares outstanding                   115,379,628    115,379,628
                            				      ===========   ============

	See notes to Condensed Consolidated Financial Statements

                            			BIOTECHNICA INTERNATIONAL INC.
	                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			                                   	 (Unaudited)
			                             (in thousands of dollars)

                                       						 Three Months Ended
                                        						    September 30,
				                                          		1996            1995
Cash flow from operating activities:
  Net income (loss)                       $   (2,030)     $   (1,824)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                306             363
    Changes in assets and liabilities
    Accounts receivable                        5,634           5,570
    Inventories                               (3,176)         (2,904)
    Other current assets                         (13)            (63)
    Accounts payable & accrued liabilities      (135)           (447)
                                   					   ---------       ---------

    Net cash provided by (used for)
    operating activities                         586             695

Cash flow from investing activities:
   Acquisition of property,
   plant & equipment                            (505)            (47)
                                   					   ---------       ---------

   Net cash provided by (used for)
   investing activities                         (505)            (47)

Cash flow from financing activities:
   Net repayment under line of credit         (1,500)         (5,100)
   Increase in debt to affiliates              1,155           4,152
   Decrease in long-term debt                    (28)            (71)
                                   					   ---------       ---------

  Net cash provided by (used for)
  financing activities                          (373)         (1,019)

  Net increase (decrease) in cash
  and cash equivalents                          (292)           (371)

Cash and cash equivalents at the
beginning of period                              194             399

Cash and cash equivalents at the
end of period                              $     (98)      $      28
                                   					   =========       =========


	 See notes to Condensed Consolidated Financial Statements

                     		     BIOTECHNICA INTERNATIONAL INC.
             	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          			      (Unaudited)
	                   (in thousands of dollars, except share data)
                 		     Preferred Stock              Common Stock
                 	    Class A Non-Voting
		                   Shares   Par Value         Shares    Par Value


Balance  6/30/96    900,000      $9         115,418,788    $1,154

Net Loss                  0       0                   0         0
              		    -------      --         -----------     -----

Balance  9/30/96    900,000      $9         115,418,788     $1,154
              		    =======      ==         ===========     ======

               		Additional  Retained                      Total
		               Paid-In    Earnings    Treasury Stock  Shareholders'
	              	 Capital    (Deficit)  Shares  Par Value   Equity

Balance 6/30/96  $20,891    ($5,854)  (39,160)    ($95)   $16,105

Net Loss               0     (2,030)        0        0     (2,030)
              		 -------    -------   -------     ----    -------

Balance 9/30/96  $20,891    ($7,884)  (39,160)    ($95)  ($14,075)
              		 =======     ======    ======      ===    =======


          	See notes to Condensed Consolidated Financial Statements

                      BIOTECHNICA INTERNATIONAL, INC.
               NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

1)      Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consis-tent with the audited consolidated financial statements incorporated in the Company's Form 10-K for the year ended June 30, 1996, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.

2)      Inventories
                       				      (in thousand of dollars)
			                         September 30,             June 30,
				                              1996                  1996

Finished seed                 $  3,329              $  3,599
Unfinished seed                  4,660                 1,630
Supplies and other               1,164                   747
                     			      --------              --------
  Total Inventory             $  9,153              $  5,977

"Finished seed" consists of bagged product, ready for sale, net of reserves for obsolescence. "Unfinished seed" consists of bulk product not yet bagged and the costs associated with the seed crop planted in the spring of 1996, net of reserves for obsolescence. "Supplies and other" consists of foundation seed, unused bags, pallets, and other supply items. Seed product inventory is valued at the lower of average cost by crop year or market. Supply inventory is valued at the lower of cost using the first-in, first-out method or market.

Item 2. Management's Discussion and Analysis

Business

The primary business of the Company is the production, processing and sale of agricultural seeds to a network of farmer-dealers throughout the Midwestern United States. Hybrid corn seed, varietal soybean seed and alfalfa seed comprise the Company's major product lines.

The Company contracts with independent farmer-growers for the production of seed to be grown under Company supervision to meet specific quality and marketability specifications. The Company then processes and treats the delivered seed with appropriate fungicides and insecticides and bags the product for sale. Because weather conditions can cause material fluctuations in yields and seed quality, the Company's cost of goods sold is highly dependent upon weather conditions in its growing areas.

Liquidity and Capital Resources

Cash and cash equivalents declined $292,000 during the first quarter of Fiscal 1997 from $194,000 at June 30, 1996 to a negative $98,000 at September 30, 1996. Cash flow from operations generated $586,000, with the collection of $5,634,000 in accounts receivable (primarily from last year's sales) and $306,000 in depreciation and amortization offsetting the $2,030,000 net loss for the three months ended September 30, 1996, the $134,000 decline in accounts payable and accrued liabilities and the $3,177,000 increase in inventory from current production.

Capital expenditures, primarily for a new grading and bagging facility at the Company's Elmwood facility used $505,000 in cash. In addition, net debt repayment consumed cash of $373,000.

Since October 1993 the Company has had a revolving credit arrangement, renewable annually (the "Line of Credit"), whereby the Company may borrow up to $12,000,000, subject to the limitations of a borrowing base formula and other limitations contained in the Credit Enhancement and Reorganization Agreement, dated as of October 26, 1993, by and among the Company, Group Limagrain Holding, S.A. ("Limagrain") and Limagrain Genetics Corp., a majority-owned subsidiary of Limagrain ("LG Corp."), which was amended as of December 10, 1993. Borrowings under the Line of Credit are secured by the inventory and accounts receivable of the Company and its subsidiary, and by the guarantees of Limagrain, LG Corp and the Company's subsidiary. Borrowings under the Line of Credit at June 30, 1996 and September 30, 1996 totaled $8,500,000 and $7,000,000 respectively. The maximum amounts available under the Line of Credit, pursuant to the borrowing base formula, at June 30, 1996 and September 30, 1996 were $8,725,000 and $7,785,000, respectively. In addition to the Letter of Credit, the Company also borrows funds from affiliates of Limagrain from time to time in order to fund the interim working capital needs of the Company, including the reduction of the Letter of Credit.

During Fiscal 1996, the Company received a long-term cash advance from an affiliate of Limagrain in order to help fund operations of the Company, including the reduction of the Line of Credit. On August 30, 1996, this long-term cash advance was renegotiated and increased to a $2,000,000 note with LG Corp. bearing interest at 7% and due July 1, 1998. Management believes this loan bears interest at or below a rate which the Company would be able to obtain from an unaffiliated lender for an unsecured loan.

Effective November 30, 1995, the Line of Credit was extended until December 1, 1996. Management expects that the Line of Credit will be renewed under substantially the same conditions for one year at that time and that the Company will have access to sufficient cash resources to meet the reasonably foreseeable obligations of its continuing business operations. Management believes there is a strong commitment by Limagrain to enable the Company to obtain sufficient working capital to support the business. Management's belief that Limagrain's support will continue is based on Limagrain's commitment under the Line of Credit guarantee (which it has not had the obligation to continue since November 1994, its past contributions of $9,000,000 for Preferred Stock and its past advances of $5,261,000 in long-term borrowings. Limagrain has no legal obligation to provide additional funding for the Company.

There is no assurance that Limagrain, LG Corp., or any other affiliate of the Company, will continue to (i) guarantee the Line of Credit, (ii) loan funds to the Company, or (iii) convert such loans to Preferred Stock. In addition, there is no assurance that, without such guarantees, loans and conversions, the Company would not be out of compliant with (a) the Line of Credit or (b) the NASDAQ Stock Market quantitative maintenance criteria, during seasonal fluctuations in the Company's borrowing base and net tangible assets, respectively, or otherwise.

Results of Operations

Due to the seasonal nature of the seed business, 70-80% of the Company's revenues normally occur during the third and fourth fiscal quarters of each year. During the first six months of the fiscal year, the Company's production facilities are harvesting, conditioning and bagging seed products and substantial marketing efforts are underway in preparation for the next sales season which begins in December.

Net sales for the first quarter of Fiscal 1997 increased $199,000 over Fiscal 1996, increasing from $556,000 in Fiscal 1999 to $755,000 for Fiscal 1997. This improvement is a result of increased fall wheat sales compared to the first quarter of Fiscal 1996. Cost of goods increased $268,000 compared to last year, increasing from $351,000 in Fiscal 1996 to $619,000 in Fiscal 1997. Gross margin is lower by $69,000 compared to the first quarter of last year. This deterioration resulted primarily from higher cost of wheat in Fiscal 1997.

Sales and marketing expenses have declined $75,000 from $1,014,000 in Fiscal 1996 to $939,000 for the first quarter of Fiscal 1997. Savings in various expenses and timing differences resulting from the late harvest in 1996 account for most of the lower costs.

Warehouse and Distribution costs were higher by $68,000, increasing from $195,000 in Fiscal 1996 to $263,000 in Fiscal 1997. Most of this increase resulted because of later plantings and product movements from the prior sales season.

General and Administrative costs increased $68,000 from $657,000 for the first quarter of Fiscal 1996 to $725,000 for the first quarter of Fiscal 1997. In Fiscal 1996, there were favorable impacts of $45,000 from the expiration of stock options.

Interest cost declined $28,000 compared to the first quarter of Fiscal 1996 decreasing from $250,000 to $222,000 in Fiscal 1997. A lower average amount outstanding on the line of credit due to the Preferred equity contributions by LG Corp. accounted for most of this decrease.

Other income decreased $101,000 over the first quarter of last year from $210,000 to $109,000. Gains from the sale of the AgriBioTech stock in Fiscal 1996 accounted for most of the year-to-year change.

PART II

Item 1. Legal Proceedings

Not Applicable.

Item 2. Changes in Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

		Exhibit 27      Financial Data Schedule

(b) Reports on Form 8-K:

	 None.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				BIOTECHNICA INTERNATIONAL, INC.



Date: November 12, 1996         /s/ Bruno Carette
				Bruno Carette, President and
				Chief Operating Officer

Date: November 12, 1996         /s/  Edward Germain
				Edward Germain
				Chief Financial Officer