Form 10-Q
period 1996-12-31
BIOTECHNICA INTERNATIONAL INC
filed 1997-02-03
CIK 715374

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                               FORM 10-Q

           Quarterly report pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
              For the quarterly period ended December 31, 1996



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

On January 31, 1996, the Registrant had 115,379,628 (115,418,788 shares less 39,160 treasury shares) shares of Common Stock outstanding.


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       BIOTECHNICA INTERNATIONAL INC.
                        CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                          (in thousands of dollars)

                                    December 31,            June 30,
               Assets                   1996                  1996

Current assets:
  Cash & cash equivalents            $   484               $   194
  Accounts receivable                  1,231                 7,964
  Inventories                         13,451                 5,976
  Prepaid expenses & other assets        379                   153
    Total Current Assets              15,545                14,287

Property, plant & equipment
  At cost                             14,274                13,808
  Less: accumulated depreciation      (4,516)               (4,086)
    Net property, plant & equipment    9,758                 9,722
Goodwill, net of amortization          8,541                 8,791
Other assets                             133                   157
    Total Assets                     $33,977               $32,957

Liabilities and Shareholders' Equity
  Borrowings under line of credit    $ 8,400               $ 8,500
  Current portion of long-term debt       80                   107
  Customer advances                    4,349                 1,013
  Accrued liabilities                  3,054                 1,595
  Due to affiliates                      246                 2,175
    Total current liabilities         16,129                13,390

Long-term debt                            --                    31
Due to affiliates                      5,261                 3,261
Other noncurrent liabilities             170                   170
    Total Liabilities                $21,560               $16,852

Shareholders' Equity
  Preferred stock, Class A, 900,000
  outstanding                              9                     9
  Common stock, 150,000,000 shares
  authorized; 115,418,788 shares
  outstanding                          1,154                 1,154
  Additional paid-in capital          20,891                20,891
  Treasury stock                         (95)                  (95)
  Accumulated deficit                 (9,542)               (5,854)
    Total equity                     $12,417               $16,105

  Total Liabilities and
  Shareholders' Equity               $33,977               $32,957


            See notes to Condensed Consolidated Financial Statements

                            BIOTECHNICA INTERNATIONAL INC.
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (Unaudited)
                (in thousands of dollars except per share amounts)

                             Three Months Ended        Six Months Ended
                                 December 31,             December 31,
                               1996       1995         1996       1995
Net Sales:
  Domestic                  $   542    $   314      $ 1,297    $   870
  Export-Affiliates           1,288      1,218        1,288      1,218
  Export-Other                   --        161           --        161
                              1,830      1,693        2,585      2,249
Cost of Goods Sold:
  Cost of goods sold          1,459      1,590        2,078      1,941
     Gross Margin               371        103          507        308

Operating expenses:
  Sales and marketing           864        831        1,803      1,845
  Warehouse and distribution    207        185          470        380
  Administration                655        631        1,380      1,288
  Amortization of goodwill      126        125          252        250
                              1,852      1,772        3,905      3,763

    Operating income (loss)  (1,481)    (1,669)      (3,398)    (3,455)

Other income (expense):
  Interest                     (232)      (205)        (454)      (455)
  Other                          55        528          164        740

    Net income before taxes  (1,658)    (1,346)      (3,688)    (3,170)

  Income taxes                   --         --           --         --

    Net income (loss)       $(1,658)   $(1,346)     $(3,688)   $(3,170)


  Net income (loss) per share (0.02)     (0.01)       (0.03)     (0.03)

Weighted average
shares outstanding      115,418,788 115,418,788  115,418,788 115,418,788



         See notes to Condensed Consolidated Financial Statements


                      BIOTECHNICA INTERNATIONAL INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                       (in thousands of dollars)

                                                  Six Months Ended
                                                     December 31,
                                                  1996          1995
Cash flow from operating activities:
  Net income (loss)                            $(3,688)      $(3,170)
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                  680           716
    Changes in assets and liabilities:
     Accounts receivable                         6,733         6,481
     Inventories                                (7,475)       (3,564)
     Other current assets                         (202)         (208)
     Accounts payable and accrued liabilities    4,795         1,752
       Net cash provided by (used in)
       operating activities                        843         2,007

Cash flow from investing activities:
  Acquisition of property, plant & equipment      (466)         (198)
  Other                                             --           647
    Net cash provided by (used in)
    investing activities                          (466)          449

Cash flow from financing activities:
  Net repayment under line of credit              (100)       (2,900)
  Increase (decrease)in debt to affiliates          71        (1,905)
  Increase (decrease) in long-term debt            (58)          (50)
  Increase in equity                                --         2,000
    Net cash provided by (used in)
    financing activities                           (87)       (2,855)

  Net increase (decrease) in cash
  and cash equivalents                             290          (399)

Cash and cash equivalents at beginning
of period                                          194           399

Cash and cash equivalents at end of
period                                          $  484        $   --






             See notes to Condensed Consolidated Financial Statements


                           BIOTECHNICA INTERNATIONAL INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
                  (in thousands of dollars, except share data)

                    Preferred Stock          Common Stock        Additional
                  Class A Non-Voting                              Paid-In
                  Shares   Par Value       Shares   Par Value     Capital

June 30, 1996     900,000     $9         115,418,788  $1,154       $20,891

Net loss
First Quarter          --     $-                  --      --            --

Balance
September 30,
1996              900,000     $9         115,418,788   1,154        20,891

Net loss Second
Quarter                --     --                  --      --            --

                  900,000     $9         115,418,788  $1,154       $20,891



                     Retained       Treasury Stock       Total
                     Earnings                         Shareholders'
                     (Deficit)      Shares Par Value      Equity
June 30, 1996         ($5,854)     (39,160)  ($95)       $16,105

Net loss
First Quarter         ( 2,030)          --     --        ( 2,030)

Balance
September 30,
1996                  ( 7,884)     (39,160)  ( 95)        14,075

Net loss Second
Quarter               ( 1,658)          --     --         (1,658)

                      ($9,542)     (39,160)  ($95)       $12,417




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

2)	Inventories
                                   (in thousand of dollars)
                              December 31,            June 30,
                                  1996                  1996

Finished seed                  $  9,884              $  3,599
Unfinished seed                   2,415                 1,630
Supplies and other                1,152                   747

  Total Inventory              $ 13,451              $  5,976

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

Liquidity and Capital Resources

Cash and cash equivalents increased $290,000 during the first six months of Fiscal 1997 from $194,000 at June 30, 1996 to $484,000 at December 31, 1996.
Cash flow from operations generated $843,000, with the collection of $6,733,000 in accounts receivable (primarily from last year's sales), an increase in accounts payable and accrued liabilities of $4,795,000 (primarily for payables to growers for seed delivered to the Company, but not yet paid for), and $680,000 in depreciation and amortization. Offsetting these items were the $3,688,000 net loss for the six months ended December 31, 1996, the $202,000 increase in other current assets, and the $7,475,000 increase in inventory from seed production in the fall of 1996.

Net capital expenditures, primarily for a new grading and bagging facility at the Company's Elmwood facility, used $466,000 in cash. In addition, net debt repayment consumed cash of $87,000.

Since October 1993, the Company has had a revolving credit arrangement, renewable annually (the "Line of Credit"), whereby the Company may borrow up to $12,000,000, subject to the limitations of a borrowing base formula and other limitations contained in the Credit Enhancement and Reorganization Agreement, dated as of October 26, 1993, by and among the Company, Groupe Limagrain Holding, S.A. ("Limagrain") and Limagrain Genetics Corp., a majority-owned subsidiary of Limagrain ("LG Corp."), which was amended as of
December 10, 1993.   Borrowings under the Line of Credit are secured by the
inventory and accounts receivable of the Company and its subsidiary, and by the guarantees of Limagrain, LG Corp., and the Company's subsidiary. Borrowings under the Line of Credit at June 30, 1996 and December 31, 1996
totaled $8,500,000 and $8,400,000, respectively.   The maximum amounts
available under the Line of Credit, pursuant to the borrowing base formula, at June 30, 1996 and December 31, 1996 were $8,725,000 and $9,219,000,
respectively.   In addition to the Letter of Credit, the Company also borrows funds from affiliates of Limagrain from time to time in order to fund the interim working capital needs of the Company, including the reduction of the Letter of Credit.

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

Effective December 1, 1996, the Line of Credit was extended until December 31, 1997 under substantially the same conditions. Management expects that the Company will have access to sufficient cash resources to meet the reasonably foreseeable obligations of its continuing business operations. Management believes there is a strong commitment by Limagrain to enable the Company to obtain sufficient working capital to support the business. Management's belief that Limagrain's support will continue is based on Limagrain's commitment under the Line of Credit guarantee (which it has not had the obligation to continue since November
1994), its past contributions of $9,000,000 for Preferred Stock and its
past advances of $5,261,000 in long-term borrowings.   Limagrain has no
legal obligation to provide additional funding for the Company.

There is no assurance that Limagrain, LG Corp., or any other affiliate of the Company, will continue to (i) guarantee the Line of Credit, (ii) loan funds to the Company, or (iii) convert such loans to Preferred Stock. In addition, there is no assurance that, without such guarantees, loans and conversions, the Company would not be out of compliance with (a) the Line of Credit or (b) the Nasdaq Stock Market quantitative maintenance criteria, during seasonal fluctuations in the Company's borrowing base and net tangible assets, respectively, or otherwise.


Results of Operations - Quarter Ended December 31, 1996

Due to the seasonal nature of the seed business, 70-80% of the Company's revenues normally occur during the third and fourth fiscal quarters of each year. During the first six months of the year, the Company's production facilities are harvesting, conditioning and bagging seed products, and substantial marketing efforts are underway in preparation for the next sales season which begins in the third quarter.

Net sales for the second quarter of Fiscal 1997 increased $137,000 over Fiscal 1996, increasing from $1,693,000 in Fiscal 1996 to $1,830,000 for Fiscal 1997. This improvement is a result of increased export sales and a few early shipments of domestic seed compared to the second quarter of Fiscal 1996. Cost of goods decreased $131,000 compared to last year, decreasing from $1,590,000 in Fiscal 1996 to $1,459,000 in Fiscal 1997. This was primarily a result of lower costs of production this year on
export seed corn.   Gross margin is higher by $268,000 compared to the
second quarter of last year. This improvement resulted primarily from lower cost of corn in Fiscal 1997.

Sales and marketing expenses have increased $33,000 from $831,000 in the second quarter of Fiscal 1996 to $864,000 for the second quarter of Fiscal 1997. Most of the increase relates to timing differences and increases in payroll and employee benefit costs.

Warehouse and distribution costs were higher by $22,000, increasing from $185,000 in the second quarter of Fiscal 1996 to $207,000 in the second quarter of Fiscal 1997. Most of this increase resulted from product movements to get ready for the upcoming sales season.

General and administrative costs increased $24,000 from $631,000 for the second quarter of Fiscal 1996 to $655,000 for the second quarter of Fiscal 1997. Most of the increase relates to timing differences and increases in payroll and employee benefit costs.

Interest costs increased $27,000 from $205,000 in the second quarter of Fiscal 1996 to $232,000 in the second quarter of Fiscal 1997, due primarily to higher borrowing levels.

Other income decreased $473,000 from the second quarter of Fiscal 1996 compared to the second quarter of Fiscal 1997 from $528,000 to $55,000. Gains in Fiscal 1996 from the fire at the Elmwood Facility in August, 1995 accounted for $383,000 of the year-to-year change.


Results of Operations - Six Months Ended December 31, 1996

Net sales for the first six months of Fiscal 1997 increased $336,000 over Fiscal 1996, increasing from $2,249,000 in Fiscal 1996 to $2,585,000 for Fiscal 1997. This improvement is a result of increased fall wheat sales and higher export sales, compared to the first six months of Fiscal 1996. Cost of goods increased $137,000 compared to last year, increasing from $1,941,000 in Fiscal 1996 to $2,078,000 in Fiscal 1997. Gross margin is higher by $199,000 compared to the first six months of last year. This improvement resulted primarily from higher sales volume and lower cost of corn offset by the higher cost of wheat in Fiscal 1997.

Sales and marketing expenses have declined $42,000 from $1,845,000 in Fiscal 1996 to $1,805,000 for the first six months of Fiscal 1997. Savings in various expenses and timing differences account for most of the lower costs.

Warehouse and distribution costs were higher by $90,000, increasing from $380,000 in Fiscal 1996 to $470,000 in Fiscal 1997. Most of this increase resulted because of later plantings and product movements from the prior sales season.

General and administrative costs increased $92,000 from $1,288,000 for the first six months of Fiscal 1996 to $1,380,000 for the first six months of Fiscal 1997. In Fiscal 1996, there were favorable impacts of $45,000 from the expiration of stock options.

Interest costs declined $1,000 compared to the first six months of Fiscal 1996, decreasing from $455,000 to $454,000 in Fiscal 1997.

Other income decreased $576,000 over the first six months of last year from $740,000 to $164,000. Gains from the sale of the AgriBioTech stock in Fiscal 1996 of $100,000 and the gain from the fire at the Elmwood Facility in August, 1996 of $383,000 accounted for most of the year-to-year change.


PART II

Item 1.	Legal Proceedings.

Not Applicable.

Item 2.	Changes in Securities.

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders (the "Annual Meeting") of the Company was held at the Signature Inn, 4112 North Brandywine Drive, Peoria, Illinois 61614, on November 12, 1996 at 10:00 a.m. local time. The following matters were voted on by the shareholders at the Annual
Meeting:

(1) Election of seven directors to serve until their successors shall be elected and shall qualify. The following persons were elected directors of the Company, as successors to the class of directors whose terms expired with the annual election, to hold office for the term of one (1) year.

                            In Favor             Withheld
George R. Allbritten       114,226,233            35,440
Claude Agier               114,226,233            35,440
Jean Ferrand               114,226,233            35,440
Ralph W. F. Hardy          114,226,983            34,690
William Hittinger          114,226,983            34,690
Laurent Petoton            114,226,033            35,640
Emmanual Rougier           114,225,983            35,690

(2) Ratification of the appointment of KPMG Peat Marwick as independent auditors of the Company for the fiscal year ending June 30, 1997:
114,239,667 votes were cast in favor of such proposal; 6,866 votes were cast against such proposal; and 15,140 votes abstained.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-K:

        Exhibit 27      Financial Data Schedule

        Exhibit 99      Eighth Amendment to The Secured Revolving
                        Credit Agreement and Fifth Amendment to Secured Revolving Credit Note

 (b) Reports on Form 8-K:

	 None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							BIOTECHNICA INTERNATIONAL, INC.



Date:  February 3, 1997                      /s/ Bruno Carette
                                             Bruno Carette, President
                                             and Chief Operating Officer

Date:  February 3, 1997                      /s/ Edward M. Germain
                                             Edward M. Germain
                                             Chief Financial Officer