Form 10-Q
period 1997-03-31
BIOTECHNICA INTERNATIONAL INC
filed 1997-05-14
CIK 715374

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                FORM 10-Q



      		  Quarterly report pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
		             For the quarterly period ended March 31, 1997



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

On April 30, 1997, the Registrant had 115,379,628 (115,418,788 shares less 39,160 treasury shares) shares of Common Stock outstanding.



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         BIOTECHNICA INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                          (in thousands of dollars)

                                       March 31,            June 30,
Assets                                  1997                  1996
Current assets:
  Cash & cash equivalents            $    --               $   194
  Accounts receivable                  7,981                 7,964
  Inventories                          8,625                 5,976
  Prepaid expenses & other assets        434                   153
    Total Current Assets              17,040                14,287

Property, plant & equipment
  At cost                             14,241                13,808
  Less: accumulated depreciation      (4,751)               (4,086)
    Net property, plant & equipment    9,490                 9,722
Goodwill, net of amortization          8,417                 8,791
Other assets                             120                   157
    Total Assets                     $35,067               $32,957

Liabilities and Shareholders' Equity
Current liabilities:
  Cash overdrawn                     $   464               $    --
  Borrowings under line of credit      9,800                 8,500
  Current portion of long-term debt       51                   107
  Customer advances                      773                 1,013
  Accrued liabilities                  3,093                 1,595
  Due to affiliates                      367                 2,175
    Total current liabilities         14,548                13,390

Long-term debt                            --                    31
Due to affiliates                      5,261                 3,261
Other noncurrent liabilities             232                   170
    Total Liabilities                $20,041               $16,852

Shareholders' Equity
  Preferred stock, Class A, 900,000
  outstanding                              9                     9
  Common stock, 150,000,000 shares
  authorized; 115,418,788 shares
  outstanding                          1,154                 1,154
  Additional paid-in capital          20,891                20,891
  Treasury stock                         (95)                  (95)
  Accumulated deficit                 (6,933)               (5,854)
    Total equity                     $15,026               $16,105

  Total Liabilities and
  Shareholders' Equity               $35,067               $32,957

See notes to Condensed Consolidated Financial Statements

                        BIOTECHNICA INTERNATIONAL INC.
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)
              (in thousands of dollars except per share amounts)

                             Three Months Ended       Nine Months Ended
                                   March 31,                March 31,
                               1997       1996         1997       1996

Net Sales:
  Domestic                  $11,902    $12,687      $13,199    $13,557
  Export-Affiliates           1,232        288        2,520      1,506
  Export-Other                   93        (73)          93         88
                             13,227     12,902       15,812     15,151
Cost of Goods Sold:
  Cost of goods sold          7,850      8,108        9,928     10,049
     Gross Margin             5,377      4,794        5,884      5,102

Operating expenses:
  Sales and marketing         1,299      1,421        3,102      3,266
  Warehouse and distribution    445        500          915        880
  Administration                693        747        2,073      2,035
  Amortization of goodwill      124        124          376        374
                              2,561      2,792        6,466      6,555

    Operating income (loss)   2,816      2,002         (582)    (1,453)

Other income (expense):
  Interest                     (229)      (166)        (683)      (621)
  Other                          22         17          186        757

    Net income before taxes   2,609      1,853       (1,079)    (1,317)

  Income taxes                   --         --           --         --

    Net income (loss)        $2,609     $1,853      $(1,079)   $(1,317)


  Net income (loss)
  per share                  $ 0.02      $0.02        (0.01)     (0.01)

Weighted average
shares outstanding     115,418,788  115,418,788  115,418,788  115,418,788



See notes to Condensed Consolidated Financial Statements

                           BIOTECHNICA INTERNATIONAL INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                  Nine Months Ended
                                                       March 31,
                                                  1997          1996
Cash flow from operating activities:
  Net income (loss)                            $(1,079)      $(1,317)
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                1,039         1,062
    Changes in assets and liabilities:
     Accounts receivable                           (17)           99
     Inventories                                (2,649)          125
     Other current assets                         (244)         (282)
     Accounts payable and accrued liabilities    1,320         1,819
       Net cash provided by (used in)
       operating activities                     (1,630)        1,506

Cash flow from investing activities:
  Acquisition of property, plant & equipment      (433)       (1,120)
  Other                                             --           649
    Net cash provided by (used in)
    investing activities                          (433)         (471)

Cash flow from financing activities:
  Increase (decrease) in borrowings under
     line of credit                              1,300        (1,800)
  Increase (decrease)in debt to affiliates         192        (1,345)
  Increase (decrease) in long-term debt            (87)          (54)
  Increase in equity                                --         2,000
    Net cash provided by (used in)
    financing activities                         1,405        (1,199)

  Net increase (decrease) in cash
  and cash equivalents                            (658)         (164)

Cash and cash equivalents at beginning
of period                                          194           399

Cash and cash equivalents at end of
period                                          $ (464)       $  235



See notes to Condensed Consolidated Financial Statements

                        BIOTECHNICA INTERNATIONAL INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (Unaudited)
                  (in thousands of dollars, except share data)

                    Preferred Stock         Common Stock       Additional
                  Class A Non-Voting                            Paid-In
                  Shares   Par Value      Shares   Par Value    Capital
June 30, 1996     900,000     $9        115,418,788  $1,154      $20,891

Net loss
First Quarter          --     --                 --      --           --

Balance
September 30,
1996              900,000     $9        115,418,788   1,154       20,891

Net loss Second
Quarter                --     --                 --      --           --

Balance
December 31, 1996 900,000     $9        115,418,788  $1,154       $20,891

Net income
Third Quarter          --     --                 --      --            --

Balance
March 31, 1997    900,000     $9        115,418,788  $1,154       $20,891

See notes to Condensed Consolidated Financial Statements.





                              BIOTECHNICA INTERNATIONAL INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     (Unaudited)
                  (in thousands of dollars, except share data)

                   Retained        Treasury Stock          Total
                  Earnings                              Shareholders'
                  (Deficit)       Shares       Value       Equity
June 30, 1996     ($5,854)       (39,160)       ($95)     $16,105

Net loss
First Quarter     ( 2,030)            --          --      ( 2,030)

Balance
September 30,
1996              ( 7,884)       (39,160)       ( 95)      14,075

Net loss Second
Quarter           ( 1,658)            --          --       (1,658)

Balance
December 31, 1996 ($9,542)       (39,160)       ($95)     $12,417

Net income
Third Quarter      2,609              --          --        2,609

Balance
March 31, 1997    ($6,933)       (39,160)       ($95)     $15,026


See notes to Condensed Consolidated Financial Statements.



                        BIOTECHNICA INTERNATIONAL, INC.
           NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1)	Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consis-tent with the audited consolidated financial statements incorporated in the Company's Form 10-K for the year ended June 30, 1996, such informa-tion and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.

2)	Inventories
                                   (in thousand of dollars)
                                 March 31,            June 30,
                                  1997                  1996

Finished seed                  $  6,685              $  3,599
Unfinished seed                     873                 1,630
Supplies and other                1,067                   747

  Total Inventory              $  8,625              $  5,976

"Finished seed" consists of bagged product, ready for sale, net of reserves for obsolescence. "Unfinished seed" consists of bulk product not yet bagged and the costs associated with the seed crop planted in the spring of each year, net of reserves for obsolescence. "Supplies and other" consists of foundation seed, unused bags, pallets, and other supply items. Seed product inventory is valued at the lower of average cost by crop year or market. Supply inventory is valued at the lower of cost using the first-in, first-out method or market.






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

Liquidity and Capital Resources

Cash and cash equivalents decreased $658,000 during the first nine months of Fiscal 1997 from $194,000 at June 30, 1996 to a negative $464,000 at March 31, 1997. This negative cash balance represented checks written by the Company at the end of March, but which had not been covered through borrowings on the Line of Credit. Cash flow from operations consumed $1,630,000. Major items impacting cash flow from operations for the nine months ended March 31, 1997 were: (i) net loss for the period of $1,079,000, offset by depreciation and amortization of $1,039,000; (ii) an increase in inventory of $2,649,000 resulting from inventory produced this year but not shipped to customers as of March 31, 1997; (iii) an increase in accrued liabilities and payables of $1,320,000 resulting primarily from an accrual of $1,190,000 for product shipped to customers, but expected to be returned, and (iv) $261,000 consumed by other changes in working capital.

Cash flow from investing activities consumed $433,000, primarily related to the completion of the new grading and bagging building at the Company's Elmwood, IL facility.

Cash flow from financing activities generated $1,405,000. Of this amount, $1,300,000 came from additional borrowings on the line of credit from the Company's bank.

Since October 1993, the Company has had a revolving credit arrangement, renewable annually (the "Line of Credit"), whereby the Company may borrow up to $12,000,000, subject to the limitations of a borrowing base formula and other limitations contained in the Credit Enhancement and Reorganization Agreement, dated as of October 26, 1993, by and among the Company, Group Limagrain Holding, S.A. ("Limagrain") and Limagrain Genetics Corp., a majority-owned subsidiary of Limagrain ("LG Corp."), which was amended as of December 10, 1993. Borrowings under the Line of Credit are secured by the inventory and accounts receivable of the Company and its subsidiary, and by the guarantees of Limagrain, LG Corp. and the Company's subsidiary. Borrowings under the Line of Credit at June 30, 1996 and March 31, 1997 totaled $8,500,000 and $9,800,000, respectively. The maximum amounts available under the Line of Credit, pursuant to the borrowing base formula, at June 30, 1996 and March 31, 1997 were $8,725,000 and $12,000,000, respectively. In addition to the Line of Credit, the Company also borrows funds from affiliates of Limagrain from time to time in order to fund the interim working capital needs of the Company, including the reduction of the Line of Credit.

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

There is no assurance that Limagrain, LG Corp., or any other affiliate of the Company, will continue to (i) guarantee the Line of Credit, (ii) loan funds to the Company, or (iii) convert such loans to Preferred Stock. In addition, there is no assurance that without such guarantees, loans and conversions, the Company would not be out of compliance with the Line of Credit during seasonal fluctuations in the Company's borrowing base and net tangible assets, respectively, or otherwise.




Results of Operations - Quarter Ended March 31, 1997

Due to the seasonal nature of the seed business, 70-80% of the Company's revenues normally occur during the third and fourth fiscal quarters of each year. During the first six months of each fiscal year, the Company's production facilities are harvesting, conditioning and bagging seed products, and substantial marketing efforts are underway in preparation for the next sales season which begins in the third fiscal quarter.

Net sales for the third quarter of Fiscal 1997 increased $325,000 over Fiscal 1996, increasing from $12,902,000 in Fiscal 1996 to $13,227,000 for Fiscal 1997. For this quarter, export sales (primarily to affiliated companies) increased by $1,110,000. Domestic seed sales are behind the amount for the prior year by $785,000. At least a portion of this is related to shipping delays at some of the Company's seven locations due to weather conditions. Cost of goods decreased $258,000 compared to last year, decreasing from $8,108,000 in Fiscal 1996 to $7,850,000 in Fiscal 1997. This was primarily a result of lower costs of production this year on seed corn. Gross margin is higher by $583,000 compared to the third quarter of last year. This improvement resulted primarily from higher volumes and lower cost of corn in Fiscal 1997.

Sales and marketing expenses have decreased $122,000 from $1,421,000 in the third quarter of Fiscal 1996 to $1,299,000 for the third quarter of Fiscal 1997. Most of the decrease relates to cost saving programs instituted by the Company and differences in when expenses were incurred from year-to-year, offset by increases in payroll and employee benefit costs.

Warehouse and distribution costs were lower by $55,000, decreasing from $500,000 in the third quarter of Fiscal 1996 to $445,000 in the third quarter of Fiscal 1997. Most of this decrease is attributed to delays in shipping product to our customers due to weather conditions.

General and administrative costs decreased $54,000 from $747,000 for the third quarter of Fiscal 1996 to $693,000 for the third quarter of Fiscal 1997. Most of the decrease relates to differences in when expenses were incurred from year-to-year.

Interest costs increased $63,000 from $166,000 in the third quarter of Fiscal 1996 to $229,000 in the third quarter of Fiscal 1997, due primarily to higher borrowing levels and increased borrowing rates.



Results of Operations - Nine Months Ended March 31, 1997

Net sales for the first nine months of Fiscal 1997 increased $661,000 over Fiscal 1996, increasing from $15,151,000 in Fiscal 1996 to $15,812,000 for Fiscal 1997. Most of this improvement is a result of increased higher export sales of $1,019,000, compared to the first nine months of Fiscal 1996, which was $1,594,000. Cost of goods decreased $121,000 compared to last year, decreasing from $10,049,000 in Fiscal 1996 to $9,928,000 in Fiscal 1997. Reduced cost of corn, offset by higher volumes, accounted for this difference. Gross margin is higher by $782,000 compared to the first nine months of last year. This improvement resulted primarily from higher sales volume and lower cost of corn.

Sales and marketing expenses have declined $164,000 from $3,266,000 in Fiscal 1996 to $3,102,000 for the first nine months of Fiscal 1997. Savings in various expenses and differences in when expenses were incurred from year-to-year account for most of the lower costs.

Warehouse and distribution costs were higher by $35,000, increasing from $880,000 in Fiscal 1996 to $915,000 in Fiscal 1997. Most of this increase resulted because of later plantings and the costs of staging products for shipment to customers.

General and administrative costs increased $38,000 from $2,035,000 for the first nine months of Fiscal 1996 to $2,073,000 for the first nine months of Fiscal 1997. In Fiscal 1996, there were favorable impacts of $45,000 from the expiration of stock options.

Interest costs increased $62,000 compared to the first nine months of Fiscal 1996, increasing from $621,000 to $683,000 in Fiscal 1997, due primarily to higher borrowing levels and increased borrowing rates.

Other income decreased by $571,000 for the nine-month period, decreasing from $757,000 for Fiscal 1996, to $186,000 for Fiscal 1997. Gains from the sale of the AgriBioTech stock in Fiscal 1996 of $100,000 and the gain from the fire at the Elmwood Facility in August, 1996 of $383,000 accounted for most of the year-to-year change.



PART II

Item 1.	Legal Proceedings.

Not Applicable.


Item 2.	Changes in Securities.

Not Applicable.


Item 3.	Defaults Upon Senior Securities

Not Applicable.


Item 4.	Submission of Matters to a Vote of Security Holders

None.


Item 5.	Other Information.

Effective April 17, 1997, the Company's common stock was delisted by the NASDAQ-National Market System for failure to meet its quantitative maintenance requirements as of December 31, 1996. At this time, the Company's common stock is trading on the Over-the-Counter Bulletin Board under the symbol "BIOT.".


Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-K:

        Exhibit 27      Financial Data Schedule


 (b) Reports on Form 8-K:

	Current Report on Form 8-K filed with the Commission on March 18, 1997, File No. 0-11854, announcing that the Company's Common Stock will be delisted from NASDAQ-NMS.

	Current Report on Form 8-K filed with the Commission on April 17, 1997, File No. 0-11854, announcing that the Company's Common Stock has been delisted from NASDAQ-NMS.




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                							BIOTECHNICA INTERNATIONAL, INC.



Date:   May 14, 1997	                  /s/ Bruno Carette
                               								Bruno Carette, President and
							                               	Chief Operating Officer

Date:   May 14, 1997                   /s/ Edward M. Germain
							                               	Edward Germain
                                       Chief Financial Officer and
                                             Chief Accounting Officer