Form 10-K
period 1997-06-30
BIOTECHNICA INTERNATIONAL INC
filed 1997-09-24
CIK 715374

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended June 30, 1997        Commission File No.: 0-11854



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

                              Yes  X                    No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
ammendment to this Form 10-K.   X

At August 29, 1997, the Company had 104,055,577 shares (not including 39,160 treasury shares) of its Common Stock, $.01 par value, issued and outstanding.

At August 29, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $360,458.


DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's definitive proxy statement with respect to its 1997 Annual Meeting of Shareholders to be held on November 12, 1997: Part III.








                           FORWARD-LOOKING STATEMENTS

Certain statements incorporated by reference or made in this Report, including those under the captions "Narrative Description of Business," "Competition," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements include, without limitation, the future availability and prices of raw materials, the availability of capital on acceptable terms, the competitiveness of the agricultural seed industry, the future availability and pricing of export sales arrangements and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking
statements.   Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions (including in the agricultural seed industry), the Company's ability to recover its costs of goods sold in the pricing of its products, the availability of capital on acceptable terms, the availability of raw materials, actions of competitors and governmental entities, adverse weather conditions, the future availability of export sale arrangements, the support of the Company's parent and affiliates, changes in the Company's business strategies and other factors.



PART I

ITEM 1.  BUSINESS
Narrative Description of Business

The primary business of BioTechnica International, Inc., a Delaware corporation formed in 1981 (the "Registrant," which together with its subsidiary, is referred to herein as "BioTechnica" or the "Company"), is the production, processing and sale of agricultural seeds. Corn, soybeans and alfalfa comprise the Company's major product lines.  During Fiscal 1997, sales of corn, soybeans, alfalfa, and other agricultural products represented 63%,
26%, 5% and 6% of net sales, respectively.  This compares to 60%, 31%, 4%, and 5% of the Company's net sales during Fiscal 1996, and 52%, 26%, 6%, and
16% of the net sales for corn, soybeans, alfalfa, and other agricultural
products in Fiscal 1995.   The Company's fiscal year begins on July 1 and
ends on June 30 of each respective year.


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

The Company's foundation seed and other raw materials are generally available and the Company is not dependent on a single supplier. The foundation seeds needed to produce a particular hybrid or variety are typically available only from the supplier holding patent rights to those genetics and supply may be limited in some situations, depending on customer demand or growing conditions.

Seed product revenues were $20,085,000 for Fiscal 1997, including $2,977,000 in sales to affiliated companies, primarily in Europe. These sales to affiliated companies are the result of annual production contracts for specific corn varieties and are based on market price prior to planting
season each year.   Total export sales, most of which are made to affiliated
companies, represent approximately 15% of revenues for Fiscal 1997, 9% of revenues for Fiscal 1996, and 15% of revenues for Fiscal 1995. Sales to affiliated companies are based solely on their respective needs. There is no assurance that these levels of sales will be maintained in the future.

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

The Company's alliance with Groupe Limagrain Holdings S.A. ("Limagrain"), which through a majority-owned subsidiary, Limagrain Genetics Corp., a Delaware corporation ("LG Corp."), holds 94% of the common stock of the Company, allows the Company to position itself to compete with other large seed companies on a more effective basis. Limagrain, together with its affiliates ("the Limagrain Group"), being the third largest seed company in the world, has extensive research capabilities and experience in the seed industry in which the Company now shares. In particular, the germplasm resources of the Limagrian Group are available to the Company.

The benefits of association with the Limagrain Group extend not only to the technical side of the business, but also to the extensive management, marketing, financial, and personnel resources and expertise of the Limagrain Group throughout the world.

Customers

No single domestic customer represents more than 10% of the total revenues of the Company for Fiscal 1997, 1996, or 1995.

Employees

The Company employed 114 people as of August 29, 1997, including 14 part-time employees.

Nasdaq De-Listing

On April 16, 1997, the Company was informed by The Nasdaq Stock Market,
Inc. ("Nasdaq"), that the common stock of the Company would be de-listed from the Nasdaq National Market System (the "NMS") effective April 17, 1997 for failure to comply with the NMS's quantitative maintenance criteria. This action by Nasdaq was taken subsequent to the filing of an appeal by the Company to remain on the NMS dated March 31, 1997. The de-listing had no immediate impact on the liquidity or financial resources of the Company.

Share Repurchases

From time to time the Company evaluates various alternatives available to it to enhance the value of the common stock to the minority shareholders. These alternatives include, but are not limited to, the repurchase of large blocks of shares at a substantial discount. On June 6, 1997, the Company repurchased and retired 11,324,051 shares of its common stock (approximately 9.8% of the then-outstanding shares) from a shareholder for $0.016 per share. This price per share was substantially below the then-current market price and net book value per share. The effect of this repurchase was to increase proportionately the percentage of common stock of the Company held by all shareholders by 9.8%, including LG Corp., whose ownership increased from 85% to 94%.

Majority Ownership by LG Corp.

LG Corp. acquired 98,277,178 shares of the common stock of the Company in a series of transactions completed in March 1994. At that time, LG Corp. owned aproximately 85% of the issued and oustanding common shares. LG Corp.
could have at any time, by means of a shareholder meeting, effected a cash-out merger of the Company regardless of the vote of any other shareholder. Subsequent to the share repurchase activity discussed above, LG Corp. now owns approximately 94% of the issued and outstanding common shares. Under
Delaware law, LG Corp. potentially could effectuate such a merger without the formality of a shareholder meeting. In either event, (i) since March 1994
LG Corp. has had the ability to force a buy out of the minority shareholders if it desired, and (ii) the minority shareholders would have certain rights, including appraisal rights. At the present time, the Company and LG Corp.
have had no discussions regarding such a merger.

Basis Of Presentation

For the years ended June 30, 1997 and 1996 ("Fiscal 1997" and "Fiscal 1996", respectively), the financial statements contained herein present twelve months of operations of the Company.

For the year ended June 30, 1995 ("Fiscal 1995"), the financial statements contained herein present twelve months of operations of the Company. Results for the Scott Seed Division of the Company, located in New Albany, IN, and other properties sold during Fiscal 1995 are included up to the date of their respective disposals.

Proforma statements have been prepared and are included in the Management Discussion and Analysis section that compare full twelve-month operating cycles for the Company as it exists today. In the Proforma Statements, the results of the Scott Seed Division and other sold properties have been eliminated.



ITEM 2.  PROPERTIES

The following table identifies the properties owned or leased by the Company and its subsidiary as of June 30, 1997:

                                                              Approximate
                                                Acreage     Square Footage
                                                  Owned    Owned      Leased

Peoria, IL         Corporate Headquarters                              6,000
Prescott, WI       Office/Warehouse                                   16,056
Mt. Pleasant, IA   Office/Plant/Warehouse         19.0    64,000
Tekamah, NE        Office/Plant/Warehouse         17.7    74,620
Decatur, IL        Office/Plant/Warehouse          8.3    59,000
Windfall, IN       Office/Plant/Warehouse          9.9    49,300
Elmwood, IL        Office/Plant/Warehouse         40.5   122,577
Sunfield, MI       Office/Warehouse                                  19,000

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

ITEM 3.  LEGAL PROCEEDINGS

As of August 29, 1997, there are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.



PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED SHAREHOLDER MATTERS

The common stock of the Company is traded on the Over-the-Counter Bulletin Board under the symbol BIOT. (See "BUSINESS--NASDAQ DE-LISTING")

No dividends on common stock have been paid since the Company's inception and the Company anticipates that for the foreseeable future any earnings that would otherwise be available for the payment of dividends to the holders of common stock will be retained to partially fund the Company's cash requirements.

The Class A Preferred Stock of the Company (all of which is owned by LG Corp.) pays a dividend of $.75 per share per year when declared by the Board of Directors. No such dividend has been declared by the Board of Directors. Pursuant to the terms and conditions of the Company's Class A Preferred Stock, should any dividend be declared or paid on the common stock of the Company, the holders of Class A Preferred Stock would be entitled to receive dividends at a rate per share equal to that of the common stock.

Pursuant to the Company's line of credit arrangement with its principal bank (the "Line of Credit"), the Company has agreed that the payment of dividends in any fiscal year, if any, will not exceed the Company's net income determined on a consolidated basis. If the Company is in default on any of the terms of the Line of Credit, then the Company may not pay or declare any dividends, other than dividends payable in stock of the Company.


As of August 29, 1997 there were approximately 600 shareholders of record of the Company's common stock, representing approximately 1,600 beneficial owners. As of August 29, 1997, the closing price per share of common stock was $0.0625.



Price range of common stock:

                   High Last Sale/Bid Quotation   Low Last Sale/Bid Quotation
Quarter Ended
  June 30, 1997                $0.25                        $0.07
  March 31, 1997               $0.375                       $0.125
  December 31, 1996            $0.50                        $0.125
  September 30, 1996           $0.75                        $0.375


Quarter Ended
  June 30, 1996                $0.875                       $0.50
  March 31, 1996               $1.125                       $0.375
  December 31, 1995            $0.9375                      $0.3125
  September 30, 1995           $1.875                       $0.2812

The Source of Bid Quotations is a computerized on-line bid quotation service. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

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

On October 26, 1993, the Company entered into the Credit Enhancement and Reorganization Agreement (the "Limagrain Agreement") with Limagrain and LG Corp., which was amended on December 10, 1993. As a result of the Limagrain Agreement, on March 7, 1994, Limagrain, through LG Corp., obtained voting control of the Company (the "Limagrain Transaction").

As a result of the Limagrain Transaction, the Company (i) issued a total of 98,277,178 shares of voting common stock to LG Corp., (ii) received from LG Corp. all of the issued and outstanding shares of Shissler Seed Company, Inc. ("Shissler"), which held the pre-existing United States seed corn production and sales operations of Limagrain, and (iii) received the guarantee of Limagrain and LG Corp. of the Line of Credit.

The exchange of shares described above has been accounted for as a purchase of the Company by Shissler (a "reverse acquisition" because Shissler's parent, LG Corp., owned in excess of 80% of the combined entity after the exchange. After the reverse acquisition, the Company adopted a June 30 fiscal year to conform to LG Corp.'s and Shissler's fiscal year.

The fiscal years ended June 30, 1994 through 1997 on the following table reflect the reverse acquisition accounting of the Limagrain Transaction and are not comparable with years prior to 1994 that represent Shissler only. Fiscal 1994 contains twelve months of Shissler standing alone plus five months of the Company as it was constituted prior to the Limagrain Transaction.



                                        For Years Ended June 30,
                            1997*    1996*     1995*       1994*      1993**
                                       ($000's, except per share data)

Operations:
 Net sales              $ 20,085  $ 18,767  $ 23,961    $ 24,587    $ 8,239
 Operating income (loss)    (781)   (2,594)   (1,531)       (477)       411
 Net income (loss)      $ (1,449) $ (2,685) $ (2,394)   $   (832)   $   302
 Net income (loss)
   per common share:    $  (0.02) $  (0.03) $  (0.02)   $  (0.01)   $  0.00

Balance Sheet:
 Total assets           $ 33,436  $ 32,957  $ 34,502    $ 39,320    $ 9,925
 Notes payable and
  long-term debt             295       201       285         513         --
 Due to affiliate
  long-term                5,261     3,261     5,326       3,261      2,261
 Shareholders' equity   $ 14,475  $ 16,105  $ 16,790    $ 17,245    $ 6,657

    *Post-acquisition
   **Pre-acquisition




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Under the Line of Credit arrangement, the Company may borrow up to $12,000,000 subject to the limitations of a borrowing base formula and other limitations contained in the Line of Credit. Borrowings under the Line of Credit are secured by the inventory and accounts receivable of the Company and by the guarantees of Limagrain, LG Corp. and the Company's subsidiary. Borrowings outstanding under the Line of Credit at June 30, 1997 and 1996 totaled $10,900,000 and $8,500,000, respectively. The Company has been in compliance with, or received waivers for, all loan covenants.

Effective November 30, 1996, the Line of Credit was extended until December 31, 1997. Management expects that this Line of Credit will be renewed under substantially the same conditions for one year at that time and that the Company will have access to sufficient cash resources to meet the reasonably foreseeable obligations of its continuing business operations. Management believes there is a strong commitment by Limagrain to enable the Company to obtain sufficient working capital to support the business. Management's belief that Limagrain's support will continue is based on Limagrain's commitment under the Line of Credit guarantee (which it has not had the legal obligation to continue since November 1994) and the additional contribution of $9,000,000 for Preferred Stock and the advance of $5,261,000 in long-term borrowing over the last four years. Limagrain has no legal obligation to provide additional funding for the Company.


Effective December 1, 1996, the Company borrowed $2,000,000 from LG Corp.
via two long-term notes for $1,000,000 each (one of which was subordinated to the Line of Credit) at an interest rate of 5% per annum. At that time, the interest rate on an existing long-term note to LG Corp. in the amount of $3,261,000 was also adjusted to 5% per annum.

There is no assurance that LG Corp., or any other affiliate of Limagrain, will continue to (i) guarantee the Line of Credit, (ii) loan funds to the Company, or (iii) convert such loans to preferred stock. In addition, there is no assurance that, without such guarantees, loans, and/or conversions, the Company would be able to comply with the Line of Credit during seasonal fluctuations in the Company's borrowing base and net tangible assets, respectively.


Fiscal 1997

During Fiscal 1997, cash and cash equivalents increased by $13,000. The Company has a policy of using excess cash to reduce the principal amount outstanding under its Line of Credit. As of June 30, 1997, the Company had a cash balance of $207,000.

Cash flow used in operations totaled $1,504,000 in Fiscal 1997. This consisted of a net loss of $1,449,000, a non-operating gain on disposal of assets of $13,000, an increase in inventory of $2,354,000, and a decrease in accounts payable and accrued liabilities of $124,000 which were partially offset by $1,453,000 in depreciation and amortization, an $896,000 decrease in accounts receivable, and an $87,000 reduction in other current assets. The significant increase in inventory resulted from (i) the rebuilding of inventory levels after the decrease in Fiscal 1996 due to poor production yields, (ii) inventory produced for new product introduction, and (iii) lower than anticipated domestic sales in Fiscal 1997. The decrease in accounts receivable resulted from (i) lower domestic sales, and (ii) higher levels of advance payments by the Company's dealers.

Cash flow from investing activities used $535,000 of the Company's cash. Capital expenditures totaled $600,000, with $507,000 of that amount relating to the replacement of the Elmwood building destroyed by fire in August of 1995. The remainder of capital expenditures were primarily for upgrades to the Company's information system.

Cash flow provided by financing activities totaled $2,052,000. $2,000,000 in short-term debt to affiliates was converted into long-term debt to LG Corp. Borrowings under the Line of Credit increased by $2,400,000, primarily to cover the increased level of inventory. Payments on long-term notes consumed $107,000 in cash. In June 1997, the Company repurchased and retired
11,324,051 shares of common stock, which consumed $181,000 in cash.


Fiscal 1996

During Fiscal 1996, Cash and cash equivalents decreased by $205,000. As of June 30, 1996, the Company had a cash balance of $194,000.

Cash flow used in operations totaled $1,074,000 in Fiscal 1996. This consisted of a net loss of $2,685,000, a non-operating gain on disposal of assets of $405,000, an increase in receivables of $186,000 and a decrease in accounts payable and accrued liabilities of $178,000 which were partially offset by $1,402,000 in depreciation and amortization, a $951,000 decrease in inventory and a $27,000 reduction in other current assets. The non-operating gain resulted primarily from the gain on the involuntary conversion of the grading building at the Company's Elmwood, IL facility in August, 1995. The inventory decrease resulted from lower than anticipated production yields on seed produced during the year.

Cash flow from investing activities used $449,000 of the Company's cash. Capital expenditures totaled $1,527,000 with $1,383,000 of that amount relating to the replacement of the Elmwood building destroyed by fire in August of 1995. These expenditures were partially funded by $1,078,000 in proceeds from asset sales of which $1,029,000 is insurance proceeds from the replacement cost insurance policy covering the building destroyed by fire. The net book value of this building was $646,000. The resulting gain of $383,000 is classified as part of gain on disposition of fixed assets. The Company entered into a contract to replace this destroyed building with a new, modern grading and bagging building with a total cost of $1,890,000. As of June 30, 1996, $1,383,000 had been spent and is included in the construction in progress account.

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

RESULTS OF OPERATIONS

As discussed in "ITEM 1. BUSINESS -- BASIS OF PRESENTATION," the actual audited financial statements for Fiscal 1997, 1996, and 1995 are not comparable in that Fiscal 1995 includes the results for the Scott Seed business. Consequently, management has prepared the following unaudited proforma financial statements in an attempt to depict more accurately changes in the operations of the Company as it exists today.

The following is a discussion of significant trends represented in these proforma financial statements.

Proforma Financial Statements

The following proforma consolidated statements of operations for the years ended June 30, 1997, 1996, and 1995 reflect the combined results of the Company and Shissler as if the Limagrain Transaction had been consummated at the beginning of the years presented, and as if the Scott Seed business had been sold at the beginning of the years presented. These statements present the comparative operations of the Company as it existed on June 30, 1997.

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



Results of Operations (Proforma)

                         BIOTECHNICA INTERNATIONAL, INC.
                PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited - Excludes Scott Seed)
                           (in thousands of dollars)
                              	                12 months Ended June 30,
                                          1997           1996            1995
 NET SALES:
  Domestic                            $ 17,004       $ 17,151        $ 16,988
  Export                                 3,081          1,616           3,527
                                        20,085         18,767          20,515

COST OF GOODS SOLD:                     12,319         12,990          12,628

   Gross margin                          7,766          5,777           7,887

OPERATING EXPENSES:
  Sales and marketing                    4,163          4,203           4,122
  Warehouse and distribution             1,316          1,196           1,630
  General and administrative             2,569          2,473           3,061
  Amortization of goodwill                 499            499             479
                                         8,547          8,371           9,292

     Operating loss                       (781)        (2,594)         (1,405)

OTHER INCOME (EXPENSE):
  Interest expense                        (880)          (832)         (1,065)
  Gain on disposition of fixed assets       13            405               0
  Other                                    208            321             211

     Net loss before taxes            $ (1,440)       $(2,700)        $(2,259)


FISCAL 1997 COMPARED TO PROFORMA FISCAL 1996

Domestic Sales

The Company had domestic seed sales in Fiscal 1997 of $17,004,000, compared to $17,151,000 in Fiscal 1996. Both domestic corn and soybean sales volumes decreased due to competitive pressures. However, these decreases were almost entirely offset by increases in selling prices of the products. The Company is introducing new products into its lineup to reflect the trends in American agriculture toward genetically-modified seeds. In Fiscal 1997, the Company sold limited quantities of Roundup Ready(tm) Soybeans and Liberty Link(tm) Corn. In Fiscal 1997 and future years, the Company expects to market larger quantities of these products, as well as other new products as they become available.

During Fiscal 1997, the Company experienced a significant increase in alfalfa sales, principally in the northern parts of its marketing area. This resulted from better alfalfa planting conditions in the spring than in the previous several years.

Export Sales

Export sales for Fiscal 1997 showed an increase compared to Fiscal 1996.
Fiscal 1997 sales were $3,081,000, compared to Fiscal 1996 sales of $1,616,000. Of these amounts, sales to affiliates amounted to $2,977,000 and $1,489,000, respectively. Since most export sales are based on annually negotiated production contracts - negotiated at current market rates by management of the Company and a representative of the respective affiliate - the fluctuations in sales were the result of changes in production yields from year to year and changes in demand by affiliated companies in Europe.
Typically, high export sales to Europe in one year translate into lower sales in the following year, as the affiliates have a larger carryover inventory to sell. (See "ITEM 1. BUSINESS--NARRATIVE DESCRIPTION OF BUSINESS.") There is no assurance that the Company and the Limagrain affiliates will continue to reach agreement on such export sales arrangements in the future and, if no such agreement is reached, there would be a negative impact upon the Company's sales and profit margins.

Cost of Goods Sold

Cost of goods sold was significantly lower in Fiscal 1997 than in Fiscal 1996 by $671,000. This resulted primarily from lower production costs caused by higher production volumes and the better growing conditions during the Summer of 1996, resulting in a lower cost per unit. These lower costs per unit accounted for approximately $1,000,000 in lower costs. The remainder of the change was related primarily to volume changes.

Warehouse and Distribution

Warehouse and distribution costs were $1,316,000 in Fiscal 1997, compared to $1,196,000 in Fiscal 1996. This increase resulted from operating improvements and additional costs at the Company's warehouses. An additional factor was cost of returning a significant quantity of wheat seed that was not planted by our customers in Fall 1996.

Sales and Marketing

Sales and marketing costs were $4,163,000 in Fiscal 1997, compared to $4,203,000 in Fiscal 1996. This decrease was related to the decrease in sales volume and the Company's efforts to keep costs under control.

General and Administrative

General and Administrative costs were $2,569,000 in Fiscal 1997, compared to $2,473,000 in Fiscal 1996.

Interest Expense

Interest expense was higher in Fiscal 1997 than in Fiscal 1996 by $48,000. This increase was generated primarily by the higher borrowings to support the higher inventory level and capital expenditures. This was partially offset by a reduced interest rate on intercompany borrowings.

Net Loss Before Taxes

Proforma net loss before taxes shows an improvement for Fiscal 1997 compared to Fiscal 1996 of $1,260,000.


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


                        Proforma Fiscal 1995                   $16,988
                        Increase in Domestic Corn                  939
                        Decrease in Alfalfa                       (380)
                        Decrease in Soybeans                      (440)
                        Other                                       44
                          Proforma Fiscal 1996                 $17,151
Export Sales

Export sales for Fiscal 1996 showed a decrease compared to Fiscal 1995.
Fiscal 1996 sales were $1,616,000, compared to Fiscal 1995 sales of $3,527,000. Of these amounts, sales to affiliates amounted to $1,489,000 and $3,089,000, respectively. Since most export sales are based on annually negotiated production contracts - negotiated at arms-length by management of the Company and a representative of the respective affiliate - the decrease in sales was the result of disappointing production yields during the Fall of 1994 and lower demand by affiliated companies in Europe. Typically, high export sales to Europe in one year translate into lower sales in the following year, as the affiliates have a larger carryover inventory to sell. (See "ITEM 1.
BUSINESS--NARRATIVE DESCRIPTION OF BUSINESS.") There is no assurance that the Company and the Limagrain affiliates will continue to reach agreement on such export sales arrangements in the future and, in such event, there would be a negative impact upon the Company's sales and profit margins.

Cost of Goods Sold

Cost of goods sold was $12,990,000 in Fiscal 1996, compared to $12,628,000 in Fiscal 1995. This increase of $362,000 resulted primarily from high production costs caused by the poor growing conditions during the Summer of 1995. This resulted in lower yields and higher costs per unit. These higher costs per unit accounted for approximately $1,200,000 in higher costs. This cost increase offset partially by the lower overall sales volume.

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


ACCOUNTING STANDARDS

Statement of Financial Accounting Standard No. 128, "Earnings Per Share" was issued in February 1997 and is effective for Fiscal 1998. Management continues to assess the effects of the provisions of this Statement on the financial condition and results of operations of the Company, and has determined that it will have an immaterial effect on Earnings per Share.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


             Consolidated Financial Statements:

                   Independent Auditors' Report

                   Consolidated Balance Sheets at June 30, 1997 and 1996

                   Consolidated Statements of Operations for the years ended June 30, 1997, 1996 and 1995

                   Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995

                   Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 1997, 1996 and 1995

                   Notes to Consolidated Financial Statements


All schedules have been omitted because the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.









INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
BioTechnica International, Inc.:


We have audited the consolidated financial statements of BioTechnica International, Inc. and subsidiary (the "Company") as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioTechnica International, Inc. and subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.



                                        			KPMG PEAT MARWICK LLP
Indianapolis, IN
July 17, 1997




                       BIOTECHNICA INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                          (in thousands of dollars)

                                                June 30,          June 30,
            ASSETS                                 1997              1996

Current assets:
  Cash and cash equivalents                    $    207          $   194
  Accounts receivable, less allowance for
     doubtful accounts of $97 in 1997 and
     $90 in 1996                                  7,068            7,964
  Inventories                                     8,330            5,976
  Prepaid expenses and other current assets         130              153
       Total current assets                      15,735           14,287

Net property, plant and equipment                 9,316            9,722

Goodwill and other assets, net                    8,385            8,948
     Total assets                              $ 33,436          $32,957


    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Borrowings under line of credit              $ 10,900          $ 8,500
  Current portion of long-term debt                  31              107
  Accounts payable                                  690            1,013
  Accrued liabilities                             1,669            1,595
  Due to affiliates                                 115            2,175
     Total current liabilities                   13,405           13,390

Long-term debt                                       --               31
Due to affiliates                                 5,261            3,261
Other noncurrent liabilities                        295              170
     Total liabilities                         $ 18,961          $16,852

Shareholders' equity:
  Preferred stock, Class A, 900,000 shares
    outstanding                                $      9         $      9
  Common stock, 104,094,737 and 115,418,788
    shares outstanding at June 30, 1997 and
    June 30, 1996, respectively                   1,041            1,154
  Additional paid-in capital                     20,823           20,891
  Accumulated deficit                            (7,303)          (5,854)
  Treasury stock                                    (95)             (95)
     Total shareholders' equity                $ 14,475          $16,105

Commitments (note 12)

     Total liabilities and shareholders'
        equity                                 $ 33,436          $32,957


           See accompanying notes to consolidated financial statement


                           BIOTECHNICA INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands of dollars, except per share amounts)



                                              Years Ended June 30,
                                    1997              1996              1995

Net sales:
  Domestic                       $17,004          $ 17,151          $ 20,434
  Export-Affiliates                2,977             1,489             3,089
  Export-Other                       104               127               438
                                  20,085            18,767            23,961

Cost of goods sold                12,319            12,990            15,432

  Gross margin                     7,766             5,777             8,529

Operating expenses:
  Sales and marketing              4,163             4,203             4,293
  Warehouse and distribution       1,316             1,196             2,043
  General and administrative       2,569             2,473             3,245
  Amortization of goodwill           499               499               479
                                   8,547             8,371            10,060

     Operating loss                 (781)           (2,594)           (1,531)


Other income (expense):
  Interest expense                  (880)             (832)           (1,068)
  Gain on disposition of fixed
      assets                          13               405                --
  Other                              208               321               272


  Net loss before income taxes    (1,440)           (2,700)           (2,327)

  Income tax expense (benefit)         9               (15)               67

     Net loss                   $ (1,449)         $ (2,685)         $ (2,394)


Net loss per common share       $   (.02)         $  (0.03)         $  (0.02)

Weighted average shares
     outstanding             114,635,033       115,379,628       121,385,00



              See accompanying notes to consolidated financial statement




                        BIOTECHNICA INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands of dollars)

                                               Years Ended June 30,
                                       1997             1996            1995
Cash Flow from Operating Activities:
  Net loss                        $  (1,449)      $ (2,685)        $ (2,394)

  Adjustments to reconcile net loss
     to net cash used in
     operating activities:
          Depreciation                  954            903            1,074
          Amortization                  499            499              479
          Gain on disposition
            of fixed assets             (13)          (405)              --

  Changes in assets and liabilities:
     Accounts receivable                896           (186)             852
     Inventories                     (2,354)           951              415
     Other assets                        87             27              697
     Accounts payable and accrued
       liabilities                     (124)          (178)          (1,299)

         Net cash used in operating
              activities             (1,504)        (1,074)            (176)


Cash Flow from Investing Activities:
  Acquisition of property, plant
     and equipment                     (600)        (1,527)            (237)
  Proceeds from asset sales              65          1,078              647
  Other                                  --             --              149
     Net cash provided by (used in)
       investing activities            (535)          (449)             559


Cash Flow from Financing Activities:
  Net borrowing (repayment) under
        line of credit                2,400           (700)          (4,600)
  Proceeds (payment) of long-term
     debt to affiliates               2,000         (2,065)           2,066
  Proceeds (payment) of short-term
     debt to affiliates              (2,060)         2,175             (153)
  Payments on long-term debt and
     notes payable                     (107)           (92)            (377)
  Repurchase of common stock           (181)            --              (61)
  Issuance of Class A Preferred Stock    --          2,000            2,000
       Net cash provided by (used in)
         financing activities          2,052          1,318           (1,125)
       Net increase (decrease) in
         cash and cash equivalents        13           (205)            (742)


Cash and cash equivalents at
    beginning of year              $     194         $  399          $ 1,141
Cash and cash equivalents at
    end of year                    $     207         $  194           $  399


              See accompanying notes to consolidated financial statement

                          BIOTECHNICA INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   (in thousands of dollars, except share data)

                       Preferred Stock                            Common Stock
                    Class A Non-Voting      Common Stock      Class A Non-Voting
                    Shares   Par Value   Shares   Par Value   Shares   Par Value

Balance June 30,
    1994           500,000       $5 105,912,919   $1,059   10,753,087   $108

Issuance of
   Preferred Stock 200,000        2          --       --           --     --

Conversion of
    Class A & B Shares  --       --   9,505,869       95   (4,698,336)   (47)

Repurchase of
    Class A Shares      --       --          --       --   (6,054,751)   (61)

Net loss for Fiscal
    1995                --       --          --       --           --     --

Balance June 30,
    1995           700,000      $ 7 115,418,788   $1,154           --   $ --

Issuance of
    Preferrd Stock 200,000        2          --       --           --     --

Net loss for Fiscal
    1996                --       --          --       --           --     --

Balance June 30,
    1996           900,000      $ 9 115,418,788   $1,154           --   $ --

Repurchase of
     common shares      --       -- (11,324,051)    (113)          --     --

Net loss for Fiscal
    1997                --       --          --       --           --     --

Balance June 30,
    1997           900,000       $9 104,094,737   $1,041           --   $ --





                                                                (Continued)

            See accompanying notes to consolidated financial statement


                         BIOTECHNICA INTERNATIONAL, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (in thousands of dollars, except share data)

                          Common Stock
                      Class B Non-Voting       Additional          Accumulated
                      Shares   Par Value     Paid-In Capital         Deficit)
Balance June 30,
    1994           4,807,533      $48           $16,895              $(775)

Issuance of
    Preferred Stock       --       --             1,998                 --

Conversion of Class
    A & B Shares  (4,807,533)     (48)               --                 --

Repurchase of
    Class A Shares        --       --                --                 --

Net loss for Fiscal
    1995                  --       --                --             (2,394)

Balance June 30,
    1995                  --    $  --           $18,893            $(3,169)

Issuance of
    Preferred Stock       --       --             1,998                 --

Net loss for Fiscal
    1996                  --       --                --             (2,685)

Balance June 30,
    1996                  --    $  --           $20,891            $(5,854)

Repurchase of
    common shares         --       --                68                 --

Net loss for Fiscal
    1997                  --       --                --             (1,449)

Balance June 30,
    1997                  --    $  --           $20,823            $(7,303)



                                                                 (Continued)

          See accompanying notes to consolidated financial statement



                          BIOTECHNICA INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   (in thousands of dollars, except share data)

                                                                    Total
                                      Treasury Stock             Shareholders'
                                    Shares   Par Value              Equity
Balance June 30,
    1994                           (39,160)     $(95)               $17,245

Issuance of
    Preferred Stock                     --        --                  2,000

Conversion of
    Class A & B Shares                  --        --                     --

Repurchase of
    Class A Shares                      --        --                    (61)

Net loss for Fiscal
    1995                                --        --                 (2,394)

Balance June 30,
    1995                           (39,160)     $(95)              $ 16,790

Issuance of
    Preferred Stock                     --        --                  2,000

Net loss for Fiscal
    1996                                --        --                 (2,685)

Balance June 30,
    1996                           (39,160)     $(95)              $ 16,105

Repurchase of
    common shares                       --        --                   (181)

Net loss for Fiscal
    1997                                --        --                 (1,449)

Balance June 30,
    1997                           (39,160)     $(95)              $ 14,475



           See accompanying notes to consolidated financial statements



                            BIOTECHNICA INTERNATIONAL, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Business
BioTechnica International, Inc. and its subsidiary, LG Seeds, Inc. (the "Company"), sells corn, soybean, alfalfa and other agricultural seed to dealers, distributors and farmers through its seed operations. The Company operates in a twelve-state region centered in the Midwestern United States. Sales are generally made on open account to customers. Because of the geographic concentration of the Company's customers in the Midwest, it is significantly dependent upon the weather and market conditions in its market areas. In addition, industry sales levels are dependent upon factors resulting from governmental agriculture policies and farm programs.

As of June 30, 1997, approximately 94% of the common stock and 100% of the Preferred Stock of the Company is owned by Limagrain Genetics Corporation ("LG Corp."). LG Corp., in turn, is controlled by Groupe Limagrain Holding ("Limagrain") of Chappes, France.

B.  Basis of Presentation
The consolidated balance sheets and statements of operations as of June 30, 1997 and 1996, and for the years then ended, include the Company and its wholly owned subsidiary, LG Seeds, Inc. The statement of operations for the year ended June 30, 1995 includes the results of the Scott Seed Division and other properties sold during Fiscal 1995 are included up to the date of their respective disposal. Scott Seed Division sales in Fiscal 1995 aggregated approximately $3,446,000.

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

All significant intercompany transactions have been eliminated in consolidation.

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

E.  Advertising
The Company expenses all advertising in the period incurred. Advertising expenses for Fiscal 1997, 1996, and 1995 were $133,000, $80,000, and $167,000, respectively.

F.  Cash and Cash Equivalents
Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of three months or less.

G.  Inventories
Inventories consist primarily of seed products and supplies. Seed product inventory is valued at the lower of average cost by crop year or market. Supply inventory is valued at the lower of cost (using the first-in, first-out method) or market. Gains or losses, if any, on commodity hedging transactions are included as a component of inventory.

H.  Derivatives
The Company has contractual commitments with seed growers for payments based on the local commodity prices for soybeans and wheat. To mitigate the impact of fluctuations in commodity prices on inventory costs, the Company attempts from time to time to hedge these commitments by using Chicago Board of Trade futures contracts for the respective crops. The Company matches these futures contracts to its purchases of inventory, closing out the futures contracts as payments are made to the seed growers. There were no significant open futures contracts at either June 30, 1997 or 1996.

I.  Property, Plant and Equipment
Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciable lives for asset classes are:

                      Land improvements                 15 years
                      Buildings and improvements        15 to 32 years
                      Machinery and equipment           7 to 20 years
                      Office equipment and computers    3 to 5 years

J.  Goodwill
Goodwill is being amortized using the straight-line method over a period of 20 years. The Company evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows.

K.  Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company files a Federal consolidated tax return with other corporations controlled by LG Corp. The related tax sharing agreement provides that consolidated Federal income tax is allocated among profitable companies. Companies with operating losses receive benefits in the future by effectively offsetting taxable income against prior operating losses.

L.  Loss Per Common Share
Loss per common share is computed based on the weighted average of all classes of common shares outstanding during the period after taking into account the amount of cumulative Preferred Stock dividends, whether or not declared.

M.  Fair Value of Financial Instruments
Carrying amounts of cash, accounts receivable, accounts payable, accrued liabilities, and due to affiliates-current, approximate fair value because of the short maturity of these financial instruments. The Company's borrowings under its Line of Credit are at variable interest rates tied to market rates and, accordingly, the Company considers the fair value to be the same as the carrying value. The estimated fair value of Due to Affiliates-non-current, based on borrowing rates currently available to the Company on bank loans with similar terms and maturities would be $5,070,000.

2.  INVENTORIES

Inventories at June 30, 1997 and 1996 are as follows:

                                                   (in thousands of dollars)
                                                     1997              1996

     Finished seed                                $ 4,666           $ 3,599
     Unfinished seed                                2,955             1,630
     Supplies and other                               709               747
        Total inventories                         $ 8,330           $ 5,976

"Finished seed" consists of bagged product, ready for sale, net of reserves for obsolescence. "Unfinished seed" consists of bulk product not yet bagged and the cost associated with the seed crop planted in the spring of the applicable fiscal year. "Supplies and other" consists of foundation seed, unused bags, pallets and other supply items.

3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 1997 and 1996 are as follows:

                                                   (in thousands of dollars)
                                                    1997               1996

     Land and improvements                       $   768           $   793
     Buildings and improvements                    8,185             7,395
     Machinery and equipment                       5,312             4,186
     Construction in progress                         52             1,437
                                                 $14,317           $13,811

     Less accumulated depreciation                (5,001)           (4,089)
       Net property, plant and
         equipment                               $ 9,316           $ 9,722

4.  FIRE AT ELMWOOD, ILLINOIS PRODUCTION FACILITY

During Fiscal 1996, fire destroyed the building used for the treating and grading of corn and soybeans at the Company's Elmwood, Illinois facility. The Company received $1,029,000 in insurance proceeds as a result of this fire. The net book value of this building was $646,000. The resulting gain of $383,000 is classified as part of gain on disposition of fixed assets in Fiscal 1996.

The Company then entered into a contract to replace this destroyed building with a new, modern grading and bagging building. The entire cost of reconstruction was $1,890,000.

5.  GOODWILL AND OTHER ASSETS

Goodwill and other assets consist of the following:
                                                  (in thousands of dollars)
                                                    1997              1996

    Goodwill                                      $9,966             $9,966
    Amortization of goodwill                      (1,674)            (1,175)
        Net goodwill                              $8,292             $8,791
    Deposits and other                                93                157
        TOTAL                                     $8,385             $8,948

6.  LINE OF CREDIT AND NOTE PAYABLE

The Company has a revolving credit arrangement with its principal bank ("Line of Credit") whereby the Company can borrow up to $12,000,000 based on a borrowing base formula and subject to certain limitations in availability. This Line of Credit, which expires December 31, 1997, bears interest (at the Company's option) based upon (i) the Bank Prime Loan rate, (ii) the London Interbank Offered Rate ("LIBOR") index or (iii) the Bank Offered Rate. Borrowings under this Line of Credit are secured by the inventory and accounts receivable of the Company and its subsidiary and by the guarantees of Limagrain and LG Corp. The maximum and average amounts outstanding under this Line of Credit during the year ended June 30, 1997 were $11,400,000 and $8,492,308, respectively. The weighted average interest rate during Fiscal 1997 was 6.79%.

The Company also has a note payable to a non-affiliate of $31,000 at June 30, 1997. This note bears interest at an annual rate of 9% and is payable through September 1997.

7.  DUE TO AFFILIATES

As of June 30, 1997, the Company had borrowed a total of $5,261,000 from LG Corp., of which $4,261,000 was subordinated to its bank Line of Credit. This amount is due July 1, 1999 and accrues interest at a rate of 5% payable annually. In addition, the Company owes $115,000 to affiliates for current items.

As of June 30, 1996, the Company had borrowed $3,261,000 from LG Corp., which was subordinated to its Line of Credit. This amount was scheduled to be due July 1, 1998 (but was renegotiated in Fiscal 1997) and accrued interest at a rate of LIBOR plus .4375%. The Company also had a long-term unsubordinated note in the amount of $2,000,000 with an affiliate that was renegotiated and transferred to LG Corp. during Fiscal 1997. In addition, the Company owed $175,000 to affiliates for current items.

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

On November 30, 1994, State Farm Automobile Insurance Company ("State Farm") converted 4,698,336 shares of Class A common stock and 4,807,533 shares of Class B common stock of the Company into 9,505,869 shares of common stock. This conversion was available to State Farm at its option under the conditions of the Class A and Class B common stock. This transaction had no effect on the net outstanding, fully diluted shares of the Company, or on the relative equity of any shareholder.

On June 26, 1995, State Farm sold 6,054,751 shares of Class A common stock back to the Company at par value (i.e., $0.01 per share). This represented approximately 5% of the outstanding shares of the Company. The price of $0.01 was substantially below the then-current market price and the net book value per share. The result of this transaction was to increase the equity position of all remaining shareholders by approximately 5%.

On November 30, 1995, the Company retired the long-term note of $2,000,000 described above in exchange for $2,000,000 of the Company's Class A Preferred Stock.

On June 6, 1997, the Company repurchased and retired 11,324,051 shares of its common stock from a shareholder at $0.016 per share. This common stock represented approximately 9.8% of the total common stock. The price of $0.016 per share was substantially below the then-current market price and net book value per share.

As of June 30, 1997, there were only two classes of stock issued and outstanding: common stock and Class A Preferred Stock.

The Class A Preferred Stock of the Company (all of which is owned by LG Corp.) pays a dividend of $.75 per share per year when declared by the Board of Directors. No such dividend has been declared by the Board of Directors. Pursuant to the terms and conditions of the Company's Class A Preferred Stock, should any dividend be declared or paid on the common stock of the Company, the holders of Class A Preferred Stock would be entitled to receive dividends at a rate per share equal to that of the common stock.

As of June 30, 1997 and 1996, the cumulative amount of undeclared dividends on the Class A Preferred Stock was $1,750,000 and $1,075,000, respectively.

9.  STOCK OPTION PLAN

The Company has reserved 1,500,000 shares of common stock for issuance under an incentive stock option plan. During Fiscal 1996, all outstanding options were either (i) repurchased by the Company or (ii) determined to have expired. The cancellation of these options resulted in a reduction of compensation expense of $150,000 during Fiscal 1996. As of June 30, 1997 and 1996, there were no options outstanding.

10.  RETIREMENT PLAN

The Company participates in a 401(k) savings retirement plan sponsored by an affiliate. The plan covers substantially all full-time employees of the Company with at least one year of service. Vesting occurs over a five-year period at 20% per year. Employees may contribute up to the lesser of 15% of their salary or an amount determined annually by Federal income tax regulations. Discretionary Company contributions consist of a basic amount for all covered employees and a potential matching contribution for a portion of employee contributions.

Company contributions under the plan were $177,064, $82,145, and $0 for Fiscal 1997, Fiscal 1996, and Fiscal 1995, respectively.

11.  INCOME TAXES

On June 30, 1997 and 1996, the Company had pre-acquisition net operating loss carryforwards of approximately $1,496,000 and $1,632,000, respectively, which expire at a rate of $136,000 per year through 2008. The Company had post-acquisition net operating loss carryforwards of approximately $13,332,000 and $12,593,000 on June 30, 1997 and 1996, respectively, which expire through 2011.

The components of income tax expense (benefits) are as follows:

                                            (thousands of dollars)
                                      1997              1996             1995

  Federal                             $ --              $(28)            $ 28
  State                                  9                13               39
  Total                               $  9              $(15)            $ 67

The actual income tax benefit differed from the expected income tax benefit (computed by applying the applicable U.S. Federal corporate income tax rate of 34% to loss before income taxes) as follows:
                                              (thousands of dollars)
                                      1997              1996             1995

Computed "expected" tax benefit      $(490)            $(933)           $(814)
Amortization of goodwill               170               170              163
State income taxes, net of
   Federal benefit                       6                 9               25
Alternative minimum tax                 --               (28)              28
Other                                   72              (172)            (163)
Net operating loss carryforward        251               939              828
   Total                             $   9             $ (15)            $ 67


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 1997 and 1996 are presented below.

                                                     (in thousands of dollars)
                                                       1997            1996
Deferred tax assets:
  Net operating loss carryforward
   (Pre-acquisition)                                 $   583         $  636
  Net operating loss carryforward
   (Post-acquisition)                                  5,199          4,911
  Allowance for doubtful accounts                         38             35
  Allowance for inventory valuation                      121             74
  Accrued compensation, sales allowances
   and other expenses                                    295            336
       Total gross deferred tax assets                $6,236         $5,992
       Less:  valuation allowance                     (5,623)        (5,324)

  Total deferred tax assets                           $  613         $  668

Deferred tax liability:
  Difference between net value of fixed
   assets for book and tax purposes                   $ (613)        $ (668)

  Net deferred tax assets                             $   --         $  --

The change in the deferred tax valuation allowance was an increase of $299,000 in Fiscal 1997 compared to an increase of $1,017,000 in Fiscal 1996, and an increase of $3,172,000 in Fiscal 1995.

At June 30, 1997, the amount of valuation allowance, which if realized would result in a reduction of goodwill, aggregated $583,000.

12.  COMMITMENTS

The Company leases office space and certain equipment under non-cancelable operating leases which expire through 2002. Rental expenses charged to operations were $614,321, $465,000 and $476,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Future annual minimum rentals are $189,189, $161,733, $118,735, $66,000, and $22,000, for Fiscal 1998 through 2002, respectively.

13.  RELATED PARTIES

The Company has access to the research conducted by LG Corp. The cost of this research is paid to LG Corp. as royalties on corn units sold. Costs incurred were approximately $71,000, $94,000 and $81,000 for Fiscal 1997, 1996 and 1995, respectively. In addition, the Company accrued or paid $44,000, $50,000 and $35,000 to LG Corp. for royalties on soybean genetics for Fiscal 1997, 1996 and 1995, respectively.

The Company has agreements with affiliated companies that provide for certain administrative and management services. Combined costs incurred under these agreements were $300,000, $320,000 and $320,000 for Fiscal 1997, 1996 and 1995,
respectively. Fees for these arrangements are negotiated annually by management and approved by the Board of Directors.

The Company sells seed to various affiliated companies in Europe primarily under production contracts. These contracts are negotiated annually and are based on market pricing and quantities determined by the affiliates' requirements. Export sales to affiliates amounted to $2,977,000 for Fiscal 1997, $1,489,000 for Fiscal 1996 and $3,089,000 for Fiscal 1995.

During Fiscal 1996, the Company repurchased 70,000 stock options from officers and directors for $3,400. The repurchase of the options, with exercise prices between $1.31 and $3.50 per share, resulted in a reduction of approximately $66,000 in long-term liabilities. The net result was a reduction of general and administrative expenses of $62,000.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest aggregated approximately $880,000, $728,000, and $687,000 for Fiscal 1997, 1996, and 1995, respectively.

In connection with the sale of various assets during Fiscal 1995, the Company received cash of $647,000 and non-operating receivables of $722,000. The net book value of assets sold was $1,780,000.

15.  LIQUIDITY

The Company has incurred net operating losses and negative cash flow from operations for Fiscal 1997, 1996, and 1995. The Company's current line of credit expires on December 31, 1997, at which time management expects to renew this credit facility.

Management believes that the Company will begin to generate positive cash flows through continued improvement of operating results. In the event that additional financial support is required, management believes there is a strong commitment by Limagrain to enable the Company to obtain sufficient working capital to support the business. Management's belief that Limagrain's support will continue is based on Limagrain's commitment under the Line of Credit guarantee, the additional contribution of $9,000,000 for Preferred Stock, and the advance of $5,261,000 in long-term borrowing.

16.  OTHER INCOME AND EXPENSE

Included in other income and expense for Fiscal 1996 is $94,000 of gain on the disposal of AgriBioTech, Inc. common stock received during Fiscal 1995 by the Company as part of the proceeds from the disposal of its Scott Seed Company operations. Also included therein are $95,000, $68,000, and $133,000 in finance charge income on customer accounts for Fiscal 1997, 1996, and 1995, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "INFORMATION ABOUT EXECUTIVE OFFICERS" and "PROPOSAL 1: ELECTION OF DIRECTORS" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on November 12, 1997 (the "1997 Proxy Statement") is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the captions "EXECUTIVE COMPENSATION," "PROPOSAL 1: ELECTION OF DIRECTORS," "REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION," and "STOCK PERFORMANCE GRAPH" in the Company's 1997 Proxy Statement are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information set forth under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT" in the Company's 1997 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "CERTAIN RELATIONSHIPS AND OTHER RELATED TRANSACTIONS" in the Company's 1997 Proxy Statement is incorporated herein by reference.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits

     1. Financial Statements. See Item 8 for the financial statements of the Company filed as part hereof.

     2. Financial Statement Schedule. All schedules have been omitted because the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

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

  10.11 Eighth Amendment to Secured Revolving Credit Agreement and Fifth Amendment to Secured Revolving Credit Note between Harris Trust and Savings Bank and the Company dated as of November 27, 1996.*

  10.13 Debt Subordination Agreement between Harris Trust and Savings Bank and the Company dated June 29, 1994 (incorporated by reference to Exhibit 10.42 to Form 10-K filed with the Commission on October 13, 1994, File No. 0-11854).

  10.14 Debt Restructuring Agreement by and among Limagrain Genetics Corp., Shissler Seed Co., Inc., Limagrain Holding S.A. and the Company dated June 29, 1994 (incorporated by reference to Exhibit 10.43 to Form 10-K filed with the Commission October 13, 1994, File
         No. 0-11854).

  10.17 Remuneration Individuelle Sur Objectifs Cadres Associes (Individual Compensation and Performance Objectives for Associate Level Employees) for Bruno Carette dated October 4, 1995, amended February 9, 1996.*/**

  10.19 Letter Amendment to Consulting Agreement between the Company and Ralph W.F. Hardy dated November 27, 1996.*

  10.27 Three promissory notes issued to LG Corp. by the Company dated April 22, 1997.*

  10.29 Service Agreement between LG Seeds, Inc. and Limagrain Genetics International dated July 1, 1994 (incorporated by reference to
         Exhibit 10.29 to Form 10-K filed with theCommission September 22, 1995, File No. 0-11854).

  10.30 Amendment 3 to Exhibit A, dated July 1, 1997, to Service Agreement between LG Seeds, Inc. and Limagrain Genetics International dated July 1, 1994.*

  10.31  Biotechnology Service Agreement between LG Seeds, Inc. and BIOCEM S.A.
         dated	July 1, 1994 (incorporated by reference to Exhibit 10.30 to
         Form 10-K filed with the Commission on September 22, 1995, File
         No. 0-11854).

  10.32 Amendment 3 to Exhibit A dated July 1, 1997 to Biotechnology Service Agreement between LG Seeds, Inc. and BIOCEM S.A. dated July 1, 1994.*

  10.33 Service Agreement between LG Seeds, Inc. and Groupe Limagrain Holding S.A. dated July 1, 1996.*

  10.34 Amendment 2 to Exhibit A dated July 1, 1997 to Service Agreement between LG Seeds, Inc. and Groupe Limagrain Holding dated July 1, 1996.*

  10.35 Tax Allocation Agreement among the Limagrain Affiliated U.S. corporations filing a consolidated tax return with Limagrain Genetics Corporation (incorporated by reference to Exhibit 10.32 to Form
         10-K filed with the Commission September 22, 1995, File No. 0-11854).

  21.00  Subsidiaries of the Company.*


(b)  Reports on Form 8-K.

     Current report on Form 8-K, dated April 17, 1997, File Number 0-11854, was filed in connection with the delisting of the Company's common stock from the NASDAQ-NMS.



     (*)Filed herewith.
    (**)Management contract filed pursuant to Item 14(c) of Form 10-K.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              	BIOTECHNICA INTERNATIONAL, INC.

                            			By:  /s/Serge Lebreton
                                 			 Serge Lebreton
                                 			 Chairman, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Signature              Title                          Date

/s/ Serge Lebreton         Chairman of the Board,         September 12, 1997
    Serge Lebreton         Director

/s/ Bruno Carette          President, Chief Executive     September 12, 1997
    Bruno Carette          Officer, Director

/s/ Claude Agier           Director                       September 12, 1997
    Claude Agier

/s/ George R. Allbritten   Director                       September 12, 1997
    George R. Allbritten

/s/ Ralph W.F. Hardy       Director                       September 12, 1997
    Ralph W.F. Hardy

/s/ Claude Lescoffit       Director                       September 12, 1997
    Claude Lescoffit

/s/ Laurent Petoton        Director                       September 12, 1997
    Laurent Petoton

/s/ Edward M. Germain      Chief Financial Officer and    September 12, 1997
    Edward M. Germain      Chief Accounting Officer






                              CORPORATE INFORMATION



SHAREHOLDER REFERENCE                    EXECUTIVE OFFICERS

CORPORATE HEADQUARTERS                   Bruno Carette
BioTechnica International, Inc.          President and Chief Executive Officer
4001 War Memorial Drive
Peoria, IL  61614                        Edward M. Germain
(309) 681-0300                           Vice President, Secretary, Treasurer,
                                              and Chief Financial Officer
OPERATING SUBSIDIARY
LG Seeds, Inc.                           Larry D. Rieffel
4001 War Memorial Drive                  Vice President, Production and
Peoria, IL  61614                             Logistics

                                         Jacqui Doublier
                                         Marketing and Product Development
                                              Manager
TRANSFER AGENTS
American Stock Transfer &                Roger Bonsack
  Trust Company                          National Sales Manager
40 Wall Street
New York, NY  10005                      Barbara A. Wittig
(212) 936-5100                           Human Resources, Training and Internal
                                         Communications Manager

AUDITORS
KPMG Peat Marwick L.L.P.                 BOARD OF DIRECTORS
Indianapolis, IN
                                         Serge Lebreton
COUNSEL                                  Chairman of the Board
Shook, Hardy & Bacon L.L.P.
Kansas City, MO  64105                   Bruno Carette
                                         Chief Executive Officer

SEC FORM 10-K                            George R. Allbritten
A copy of the Company's annual report
to the Securities and Exchange           Claude Agier
Commission on Form 10-K is available
without charge upon written request      Ralph W.F. Hardy
to:
Shareholder Relations                    Claude Lescoffit
BioTechnica International, Inc.
4001 War Memorial Drive                  Laurent Petoton
Peoria, IL  61614


ANNUAL MEETING
The annual meeting of shareholders will
be held at 10:00 A.M. on Tuesday,
November 12, 1997 at The Signature Inn,
4112 North Brandywine, Peoria, IL.