Form 10-Q
period 1997-09-30
BIOTECHNICA INTERNATIONAL INC
filed 1997-11-13
CIK 715374

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                FORM 10-Q



  		  Quarterly report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
		        For the quarterly period ended September 30, 1997



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

On October 31, 1997, the Registrant had 104,055,577 (104,094,737 total shares, less 39,160 treasury shares) shares of Common Stock outstanding.


                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                           BIOTECHNICA INTERNATIONAL INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                           (in thousands of dollars)

                                     September 30,             June 30,
                                          1997                    1997
Assets
Current assets:
  Cash & cash equivalents            $         --          $        207
  Accounts receivable                       2,299                 7,068
  Inventories                              11,327                 8,330
  Prepaid expenses & other assets             167                   130
    Total Current Assets                   13,793                15,735

Property, plant & equipment                14,400                14,317
  Less accumulated depreciation            (5,247)               (5,001)
    Net property, plant & equipment         9,153                 9,316
Goodwill and other assets                   8,249                 8,385
    Total Assets                     $     31,195           $    33,436

Liabilities and Shareholders' Equity
Current liabilities:
 Cash Overdraw                       $        175           $        --
 Borrowings under line of credit            4,800                10,900
 Borrowings from affiliates                 4,200                    --
 Current portion of long-term debt             --                    31
 Accounts payable                           1,683                   690
 Accrued liabilities                          687                 1,669
 Due to affiliates                            312                   115
   Total current liabilities               11,857                13,405

Long-term debt:
 Due to affiliates                          6,761                 5,261
 Other noncurrent liabilities                 295                   295
    Total Liabilities                 $    18,913            $   18,961

Shareholders' Equity
 Preferred Stock, Class A, 900,000
  shares outstanding                            9                     9
 Common Stock, 150,000,000
  shares authorized; 104,055,577
  shares outstanding, net of $95,000
       for treasury shares                    946                   946
 Additional paid-in capital                20,823                20,823
 Accumulated deficit                       (9,496)               (7,303)
    Total Equity                     $     12,282            $   14,475
 Total Liabilities
       and Shareholders' Equity      $     31,195            $   33,436


           See notes to Condensed Consolidated Financial Statements







                       BIOTECHNICA INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)
              (in thousands of dollars except per share amounts)

                                            		Three Months Ended
                                           		   September 30,
                                           		1997           1996
Net Sales:
 Domestic                   		       $        418   $        755
 Export                                         0              0
          Total                               418            755

Cost of Goods Sold:
 Cost of Goods Sold                           364            619


  Gross Margin                                 54            136

Operating expenses:
 Sales & Marketing                          1,084            939
 Warehouse & Distribution                     225            263
 Administration                               673            725
 Amortization of goodwill                     126            126
                                            2,108          2,053

  Operating income(loss)                   (2,054)        (1,917)

Other income (expense):
 Interest expense                            (241)          (222)
 Other                                        102            109
  Net income before taxes                  (2,193)        (2,030)

Income Taxes                                  --             --

 Net income(loss)                   $      (2,193)  $     (2,030)

 Net income per share               $       (0.02)  $      (0.02)

 Weighted average
 shares oustanding                    104,055,577    115,379,628

             See notes to Condensed Consolidated Financial Statements


                          BIOTECHNICA INTERNATIONAL INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                 Three Months Ended
                                                    September 30,
                                                1997            1996
Cash flow from operating activities:
  Net income (loss)                       $   (2,193)     $   (2,030)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                371             306
    Changes in assets and liabilities
    Accounts receivable                        4,769           5,634
    Inventories                               (2,997)         (3,176)
    Other current assets                         (26)            (13)
    Accounts payable & accrued liabilities        11            (135)

    Net cash provided by (used for)
    operating activities                         (65)            586

Cash flow from investing activities:
   Acquisition of property,
   plant & equipment                             (83)           (505)

   Net cash provided by (used for)
   investing activities                          (83)           (505)

Cash flow from financing activities:
   Net repayment under line of credit         (6,100)         (1,500)
   Increase in borrowings from affiliates      4,200              --
   Increase in long-term debt to affiliates    1,500              --
   Increase in debt to affiliates                197           1,155
   Decrease in long-term debt                    (31)            (28)

  Net cash provided by (used for)
  financing activities                          (234)           (373)

  Net increase (decrease) in cash
  and cash equivalents                          (382)           (292)

Cash and cash equivalents at the
beginning of period                              207             194

Cash and cash equivalents at the
end of period                              $    (175)      $     (98)


         See notes to Condensed Consolidated Financial Statements



                        BIOTECHNICA INTERNATIONAL INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (Unaudited)
             (in thousands of dollars, except share data)


              Preferred            Additional   Retained                Total
          Stock Class A               Paid In   Earnings Treasury Shareholder
             Non-Voting Common Stock  Capital  (Deficit)  Stock        Equity
<CAPTION)

                 Shares      Shares                        Shares

Balance
June 30, 1997   900,000  104,094,737                      (39,160)

Net loss              0            0                            0

Balance
September 30,
1997            900,000  104,094,737                      (39,160)


              Par Value     Par Value   Value    Value      Cost       Total

Balance
June 30, 1997         $9       $1,041  $20,823 ($7,303)     ($95)    $14,475

Net loss               0            0        0  (2,193)        0      (2,193)

Balance
September 30,
1997                  $9       $1,041  $20,823 ($9,496)     ($95)    $12,282


             See notes to Condensed Consolidated Financial Statements




                            BIOTECHNICA INTERNATIONAL, INC.
              NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

1)	Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consis- tent with the audited consolidated financial statements incorporated in the Company's Form 10-K for the year ended June 30, 1997,such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been refected herein.

2)	Inventories                  (in thousand of dollars)
                              September 30,          June 30,
                                  1997                1997

Finished seed                 $  5,810              $  4,666
Unfinished seed                  4,766                 2,955
Supplies and other                 751                   709
                              --------              --------
  Total Inventory             $ 11,327              $  8,330

"Finished seed" consists of bagged product, ready for sale, net of reserves for obsolescence. "Unfinished seed" consists of bulk product not yet bagged and the costs associated with the seed crop planted in the spring of 1997, net of reserves for obsolescence. "Supplies and other" consists of foundation seed, unused bags, pallets, and other supply items. Seed product inventory is valued at the lower of average cost by crop year or market. Supply inventory is valued at the lower of cost using the first-in, first-out method or market.



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



Liquidity and Capital Resources

Since October 1993, the Company has had a revolving credit arrangement with its principal bank, renewable annually (the "Line of Credit"), whereby the Company may borrow up to $12,000,000, subject to the limitations of a borrowing base formula. Borrowings under the Line of Credit are secured by the inventory and accounts receivable of the Company and its subsidiary, and by the guarantees of Limagrain, LG Corp. and the Company's subsidiary. Borrowings under the Line of Credit at June 30, 1997 and September 30, 1997 totaled $10,900,000 and $4,800,000, respectively. The maximum amounts available under the Line of Credit pursuant to the borrowing base formula, absent waivers, at June 30, 1997 and September 30, 1997 were $9,804,000 and $7,820,000, respectively. In addition to the Line of Credit, the Company also borrows funds from affiliates of Limagrain from time to time in order to fund the interim working capital needs of the Company, including the reduction of the Line of Credit.

Cash and cash equivalents decreased $382,000 during the first three months of Fiscal 1998 from $207,000 at June 30, 1997 to a negative $175,000 at September 30, 1997. This negative cash balance represented checks written by the Company at the end of September, but which had not been covered through borrowings on the Line of Credit. Cash flow from operations consumed $65,000. Major items impacting cash flow from operations for the three months ended September 30, 1997 were: (i) net loss for the period of $2,193,000, offset by depreciation and amortization of $371,000; (ii) a decrease in accounts receivable of $4,769,000 as a result of collection on prior year sales; (iii) an increase in inventory of $2,997,000 resulting from inventory produced this year; (iv) a decrease in accrued liabilities and payables of $11,000; and (v) $26,000 consumed by other changes in working capital.

Cash flow from investing activities consumed $83,000, related to new capital expenditures.

Cash flow from financing activities consumed $234,000. The Company borrowed a total of $5,700,000 from affiliates ($4,200,000 short-term and $1,500,000 long-term) and used the proceeds to reduce its borrowings under its bank Line of Credit and to finance operations during the quarter. Of these affiliate borrowing amounts, $700,000 is due upon demand and bears interest at prime; $500,000 is due on demand and bears interest at Canadian prime plus 0.18%; $3,500,000 is due December 10, 1997 and bears interest at Canadian prime plus 0.18%; and $1,500,000 is due July 1, 1999 and bears interest at Canadian prime plus 0.18%. The $1,500,000 due July 1, 1999 is subordinated to the Line of Credit. Management believes that upon the maturities of these notes, either (i) the notes will be extended, (ii) amounts due will be refinanced by affilaites, or (iii) borrowings can be made under the Line of Credit to offset any needed repayments to affiliates.

Effective December 1, 1996, the Line of Credit was extended until December 31, 1997 under substantially the same conditions. Management expects that the Company will have access to sufficient cash resources to meet the reasonably foreseeable obligations of its continuing business operaitons. Management believes there is a strong commitment by Limagrain to enable the Company to obtain sufficient working capital to support the business. Management's belief that Limagrain's support will continue is based on Limagrain's commitment under the Line of Credit guarantee (which it has not had the obligation to continue since November 1994), its past contributions of $9,000,000 for Preferred Stock and its past advances of $6,761,000 in long-term borrowings. Limagrain has no legal obligation to provide additional funding for the Company.

There is no assurance that Limagrain, LG Corp., or any other affiliate of the Company will continue to (i) guarantee the Line of Credit, (ii) loan funds to the Company, or (iii) convert such loans to Preferred Stock. In addition, there is no assurance that without such guarantees, loans and conversions, the Company would not be out of compliance with the Line of Credit during seasonal fluctuations in the Company's borrowing base and net tangible assetes, respectively, or otherwise.

Results of Operations - Quarter Ended September 30, 1997

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

Net sales for the first quarter of Fiscal 1998 decreased $337,000 compared to Fiscal 1997, decreasing from $755,000 in Fiscal 1997 to $418,000 for Fiscal 1998. This decrease was primarily related to lower wheat sales in Fiscal 1998. Cost of goods decreased $255,000 compared to last year, decreasing from $619,000 in Fiscal 1997 to $364,000 in Fiscal 1998. This also was primarily a result of lower wheat sales volume. Gross margin is lower by $82,000 compared to the first quarter of last year. This decrease resulted primarily from lower wheat sales volumes.

Sales and marketing expenses have increased $145,000 from $939,000 in the first quarter of Fiscal 1998 to $1,084,000 for the first quarter of Fiscal 1998. Most of the increase relates to costs incurred in launching the new year marketing campaign, increased advertising programs and differences in when expenses were incurred from year-to-year.

Warehouse and distribution costs were lower by $38,000, decreasing from $263,000 in the first quarter of Fiscal 1997 to $225,000 in the first quarter of Fiscal 1998. Most of this decrease is attributed to the lower wheat sales volume.

General and administrative costs decreased $52,000 from $725,000 for the first quarter of Fiscal 1998 to $673,000 for the first quarter of Fiscal 1998. Most of the decrease related to differences in when expenses were incurred from year-to-year.

Interest costs increased $19,000 from $222,000 in the first quarter of Fiscal 1998 to $241,000 in the first quarter of Fiscal 1998, due primarily to higher borrowing levels.



Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Not applicable.




                                    PART II

Item 1.	Legal Proceedings.
Not Applicable.

Item 2.	Changes in Securities.
Not Applicable.

Item 3.	Defaults Upon Senior Securities
Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
Not Applicable.

Item 5.	Other Information.

(a) The Company has entered into an agreement to sell a portion of its facility located in Mt. Pleasant, IA to an unrelated party for the sum of $250,000, with the transaction scheduled to be closed in early November, 1997. The book value of these assets was deter-mined to be approximately $467,000. The sale of these assets will have no impact on the operations of the Mt. Pleasant Service Cen-ter. This action was taken after a reevaluation of Company assets that could be turned into cash without adversely impacting operations.

(b) On November 12, 1997, the Company issued a press release, among other things, reiterating its prior statements that, from time to time, the Company's 94% parent, Limagrain Genetics Corp. ("LG
      Corp. ("LG Corp."), evaluates its strategic alternatives with respect to its investment in the Company. Such alternatives in-clude, among other things, a possible cash-out merger of the minority shareholders of the Company. Although the Company and LG Corp. have had no substantive discussions regarding such a merger, LG Corp. has informed the Company that it has begun pre-liminary internal discussions regarding the possibility of such a merger and that it may consider such a merger in the future. The Company and its Board of Directors have discussed the possible legal structure of such a transaction among themselves and with representatives of LG Corp. As a part of these discussions, the Company's Board was informed that such a merger could be effected by LG Corp. without any action or approval by the Company's Board of Directors or its stockholders. Because there can be no assur-ance whether or not LG Corp. will effect such a merger in the future, the Company will not make any additional comments regarding the possibility of such a merger unless such a merger is approved by the Board of Directors of LG Corp. or other events occur that make an announcement appropriate.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-K:
        		Exhibit 27	Financial Data Schedule

(b) Reports on Form 8-K:
    	 Current Report on Form 8-K filed with the Commission on September 24, 1997, announcing the Company's Fiscal 1997 year-end results.




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    							BIOTECHNICA INTERNATIONAL, INC.



Date:  November 13, 1997                  			/s/ Bruno Carette
						                                     		Bruno Carette, President and
						                                     		Chief Executive Officer

Date:  November 13, 1997	                  		/s/  Edward Germain
						                                     		Edward M.Germain
							                                     	Chief Financial Officer
                                             (principal financial officer)