Form 10-Q
period 1997-12-31
BIOTECHNICA INTERNATIONAL INC
filed 1998-02-12
CIK 715374

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-Q



       		  Quarterly report pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
		            For the quarterly period ended December 31, 1997



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

On January 31, 1998, the Registrant had 115,379,628 (115,418,788 shares less 39,160 treasury shares) shares of Common Stock outstanding.


                    PART I - FINANCIAL INFORMATION

Certain statements incorporated by reference or made in this Report, including those under the caption Management's Discussion and Analysis and elsewhere are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by the Act. Such forward-looking statements include, without limitation, the future availability and prices of raw materials, the availability of capital on acceptable terms, the competitiveness of the agricultural seed industry, the future availability and pricing of export sale arrangements and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions (including in the agricultural seed industry), the Company's ability to recover its costs of goods sold in the pricing of its products, the availability of capital on acceptable terms, the availability of raw materials, actions of competitors and governmental entities, adverse weather conditions, the future availability of export sale arrangements, the support of the Company's parent and affiliates, changes in the Company's business strategies and other factors.





Item 1.  Financial Statements

                       BIOTECHNICA INTERNATIONAL INC.
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                        (in thousands of dollars)

                                    December 31,            June 30,
Assets                                  1997                  1997
Current assets:
  Cash & cash equivalents            $   709               $   207
  Accounts receivable                  2,330                 7,068
  Inventories                         13,064                 8,330
  Prepaid expenses & other assets        274                   130
    Total Current Assets              16,377                15,735

Property, plant & equipment           13,835                14,317
  Less: accumulated depreciation      (5,361)               (5,001)
    Net property, plant & equipment    8,474                 9,316
Goodwill and other assets              8,107                 8,385
    Total Assets                     $32,958               $33,436

Liabilities and Shareholders' Equity
Current liabilities:
 Borrowings under line of credit     $ 5,700               $10,900
  Borrowings from affiliates           3,000                    --
  Current portion of debt                 --                    31
  Accounts payable                     2,890                   690
  Accrued liabilities                  3,562                 1,669
  Due to affiliates                      370                   115
    Total current liabilities         15,522                13,405

Long-term debt:
  Due to affiliates                    6,761                 5,261
  Other noncurrent liabilities           294                   295
    Total Liabilities                $22,577               $18,961

Shareholders' Equity
  Preferred stock, Class A, 900,000
  outstanding                              9                     9
  Common stock, 150,000,000 shares
    authorized; 104,055,577 shares
    outstanding, net of $95,000
    for treasury shares                  946                   946
  Additional paid-in capital          20,823                20,823
  Accumulated deficit                (11,397)               (7,303)
    Total equity                     $10,381               $14,475

  Total Liabilities and
  Shareholders' Equity                $32,958               $33,436



           See notes to Condensed Consolidated Financial Statements

                         BIOTECHNICA INTERNATIONAL INC.
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
              (in thousands of dollars except per share amounts)

                             Three Months Ended        Six Months Ended
                                 December 31,             December 31,
                               1997       1996         1997       1996
Net Sales:
  Domestic                  $   196    $   542      $   587    $ 1,297
  Export-Affiliates           2,412      1,288        2,439      1,288
                              2,608      1,830        3,026      2,585
Cost of Goods Sold:
  Cost of goods sold          2,159      1,459        2,523      2,078

     Gross Margin               449        371          503        507

Operating expenses:
  Sales and marketing           930        864        2,014      1,803
  Warehouse and distribution    204        207          429        470
  Administration                715        655        1,388      1,380
  Amortization of goodwill      126        126          252        252
                              1,975      1,852        4,083      3,905

    Operating income (loss)  (1,526)    (1,481)      (3,580)    (3,398)

Other income (expense):
  Interest                     (242)      (232)        (483)      (454)
  Other                        (133)        55          (31)       164

    Net income before taxes  (1,901)    (1,658)      (4,094)    (3,688)

  Income taxes                   --         --           --         --

    Net income (loss)       $(1,901)   $(1,658)     $(4,094)   $(3,688)



Current undeclared
  preferred stock
  dividend                     (169)      (169)        (338)      (338)


Net income available to
  common shareholders net of
  undeclared preferred
  dividends                  (2,070)    (1,827)      (4,432)    (4,026)

Per share of common stock     (0.02)     (0.02)       (0.04)     (0.03)




Weighted average
shares outstanding      104,055,577 115,418,788 104,055,577 115,418,788



         See notes to Condensed Consolidated Financial Statements


                        BIOTECHNICA INTERNATIONAL INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                       (in thousands of dollars)

                                                  Six Months Ended
                                                     December 31,
                                                  1997          1996

Cash flow from operating activities:
  Net income (loss)                            $(4,094)      $(3,688)
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                  734           680
    Loss on disposition of fixed assets            218            --
    Changes in assets and liabilities:
     Accounts receivable                         4,738         6,733
     Inventories                                (4,734)       (7,475)
     Accounts payable and accrued liabilities    4,093         4,795
     Other                                        (122)         (202)
       Net cash provided by (used in)
       operating activities                        833           843

Cash flow from investing activities:
  Acquisition of property, plant & equipment      (106)         (466)
  Proceeds from sale of fixed assets               251            --
  Other                                             --            --
    Net cash provided by (used in)
    investing activities                          (145)         (466)

Cash flow from financing activities:
  Net repayment under line of credit            (5,200)         (100)
  Increase (decrease)in debt to affiliates       4,755            71
  Increase (decrease) in long-term debt            (31)          (58)
    Net cash provided by (used in)
    financing activities                          (476)          (87)

  Net increase (decrease) in cash
  and cash equivalents                             502           290

Cash and cash equivalents at beginning
of period                                          207           194

Cash and cash equivalents at end of
period                                          $  709        $  484




          See notes to Condensed Consolidated Financial Statements

                        BIOTECHNICA INTERNATIONAL INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
                               (Unaudited)
             (in thousands of dollars, except share data)

              Preferred         Additional
                  Stock            Paid-In                              Total
                Class A   Common   Capital   Retained  Treasury Shareholder's
             Non-Voting    Stock   Paid-In   Earnings     Stock        Equity
                 At Par   At Par

June 30, 1997         9   $1,041   $20,823   ($7,303)      ($95)      $14,475

Net loss             --       --        --    (2,193)        --       ( 2,193)

Balance
September 30,
1997                  9    1,041    20,823   ( 9,496)      ( 95)       12,282

Net loss             --       --        --   ( 1,901)        --        (1,901)

Balance
December 31,
1997                 $9   $1,041   $20,823  ($11,397)      ($95)      $10,381


Shares at
June 30, 1997          900,000        104,094,737              (39,160)

Shares at
December 31, 1997      900,000        104,094,737              (39,160)

            See notes to Condensed Consolidated Financial Statement



                         BIOTECHNICA INTERNATIONAL, INC.
               NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1)	Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consis-tent with the audited consolidated financial statements incorporated in the Company's Form 10-K for the year ended June 30, 1997, such informa-tion and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.

2)	Inventories
                                   (in thousand of dollars)
                              December 31,            June 30,
                                  1997                  1997

Finished seed                  $  9,762              $  4,666
Unfinished seed                   2,595                 2,955
Supplies and other                  707                   709
  Total Inventory              $ 13,064              $  8,330

"Finished seed" consists of bagged product, ready for sale, net of reserves for obsolescence. "Unfinished seed" consists of bulk product not yet bagged and the costs associated with the seed crop planted in the spring of 1997, net of reserves for obsolescence. "Supplies and other" consists of foundation seed, unused bags, pallets, and other supply items. Seed product inventory is valued at the lower of average cost by crop year or market. Supply inventory is valued at the lower of cost using the first-in, first-out method or market. The Company includes in its production cost of seed (i) amounts paid to farmer growers, (ii) the direct costs of producing the seed, and (iii) an allocation of indirect plant operating costs. These costs are spread over good units produced to arrive at a cost per unit.

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

Liquidity and Capital Resources
Groupe Limagrain Holding ("Limagrain") is a large European seed company, headquartered in Chappes, France. Limagrain is the parent of Limagrain Genetics Corp., a Delaware corporation, ("LG Corp.") that owns the Limagrain United States-based field seed business. LG Corp. owns approximately 95% of the common stock and 100% of the preferred stock of the Company.

Since October 1993, the Company has had a revolving credit arrangement with its principal bank, renewable annually (the "Line of Credit"), whereby the Company may borrow up to $12,000,000, subject to the limitations of a borrowing base formula. Borrowings under the Line of Credit are secured by the inventory and accounts receivable of the Company and its subsidiary, and by the guarantees of Limagrain, LG Corp. and the Company's subsidiary. Borrowings under the Line of Credit at June 30, 1997 and December 31, 1997 totaled $10,900,000 and $5,700,000, respectively. The maximum amounts available under the line of Credit pursuant to the borrowing base formula, absent waivers, at June 30, 1997 and December 31, 1997 were $9,804,000 and $9,027,000, respectively. The Company received waivers from its principal bank to allow it to borrow up to $1,500,000 in excess of its Borrowing Base during the periods June 15, 1997 to July 31, 1997 and from August 27, 1997 to September 30, 1997.
The Company was not out of compliance with the Line of Credit at any other times during the relevant periods. In addition to the Line of Credit, the Company also borrows funds from affiliates of Limagrain from time to time in order to fund the interim working capital needs of the Company, including the reduction of the Line of Credit.

Cash and cash equivalents increased $502,000 during the first six months of Fiscal 1998 from $207,000 at June 30, 1997 to $709,000 at December 31, 1997. The relatively high cash balance of December 31, 1997 resulted from cash collections at the end of the year that were not yet transferred to pay down the Line of Credit borrowings. Cash flow from operations generated $833,000 for the six months ended December 31, 1997. Major items impacting cash flow from operations for the six months ended December 31, 1997 were: (i) net loss for the period of $4,094,000, offset by depreciation and amortization of $734,000; (ii) a decrease in accounts receivable of $4,738,000 as a result of collection on prior year sales; (iii) increase in inventory of $4,734,000 resulting from inventory produced this year; (iv) an increase in accrued liabilities and payables of $4,093,000, resulting primarily from prepayments on seed to be delivered to customers in the third and fourth fiscal quarters; (v) $218,000 in losses on disposal of fixed assets; and (vi) $122,000 consumed by other charges.

Cash flow from investing activities consumed $106,000 related to new capital expenditures, but generated $251,000 in proceeds from disposals of fixed assets.

Cash flow from financing activities consumed $476,000. The Company borrowed a net total of $4,755,000 from affiliates ($3,000,000 in short-term borrowings, $1,500,000 in long-term borrowings, and $255,000 in other amounts due, primarily accrued interest) and used the proceeds to reduce its borrowings under its Line of Credit and to finance operations during the period. Of these affiliate borrowing amounts, $3,000,000 is due on demand and bears interest at Canadian prime plus 0.18%; and $1,500,000 is due July 1, 1999 and bears interest at Canadian prime plus 0.18%. The $1,500,000 due July 1, 1999 is subordinated to the Line of Credit. Management believes that upon the maturities of these notes, either (i) the notes will be extended, (ii) amounts due will be refinanced by affiliates, or (iii) borrowings can be made under the Line of Credit to offset any needed repayments to affiliates.

Effective December 31, 1997, the Line of Credit was extended until December 31, 1998 under substantially the same conditions. Management expects that the Company will have access to sufficient cash resources to meet the reasonably foreseeable obligations of its continuing business operations. Management believes there is a strong commitment by Limagrain to enable the Company to obtain sufficient working capital to support the business. Management's belief that Limagrain's support will continue is based on Limagrain's commitment under the Line of Credit guarantee (which it has not had the obligation to continue since November
1994), its past contributions of $9,000,000 for Preferred Stock and its past advances of $6,761,000 in long-term borrowings. Limagrain has no legal obligation to provide additional funding for the Company.

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

Results of Operations - Quarter Ended December 31, 1997
Due to the seasonal nature of the seed business, 70-80% of the Company's revenues normally occur during the third and fourth fiscal quarters of each year. During the first six months of the year, the Company's production facilities are harvesting, conditioning and bagging seed products, and substantial marketing efforts are underway in preparation for the next sales season which begins in the third fiscal quarter.

Net sales for the second quarter of Fiscal 1998 increased $778,000 compared to Fiscal 1997, increasing from $1,830,000 in Fiscal 1997 to $2,608,000 for Fiscal 1998. This increase was primarily related to higher export sales to affiliates, offset by lower domestic wheat and other fall seed sales in Fiscal 1998. The higher export sales level resulted principally from earlier shipping schedules. Cost of goods increased $700,000 compared to last year, increasing from $1,459,000 in Fiscal 1997 to $2,159,000 in Fiscal 1998. This was due to volume and higher production costs in this year resulting from lower production yields due primarily to weather factors. Gross margin is higher by $78,000 compared to the second quarter of last year. This change resulted primarily from changes in sales volumes.

Sales and marketing expenses have increased $66,000 from $864,000 in the second quarter of Fiscal 1997 to $930,000 for the second quarter of Fiscal 1998. Most of the increase relates to costs incurred in launching the new year marketing campaign, increased advertising programs and differences in when expenses were incurred from year-to-year.
Warehouse and distribution costs were lower by $3,000, decreasing from $207,000 in the second quarter of Fiscal 1997 to $204,000 in the second quarter of Fiscal 1998. Most of this decrease resulted from lower domestic sales volume.

General and administrative costs increased by $60,000 from $655,000 for the second quarter of Fiscal 1997 to $715,000 for the second quarter of Fiscal 1998. Most of the increase related to differences in when expenses were incurred from year-to-year.

Interest costs increased $10,000 from $232,000 in the second quarter of Fiscal 1997 to $242,000 in the second quarter of Fiscal 1998, due primarily to higher interest rates.

The Company purchases soybeans and wheat futures to hedge its cost of those commodities. During the second quarter of Fiscal 1998 and 1997, the Company had losses of $24,127 and $39,787, respectively, on futures. These amounts have been included in inventory valuation. Most of these losses related to soybeans and so have no impact on the income statement as those products are still on hand.

Other incomes and expenses decreased by $188,000, deteriorating from $55,000 in the second quarter of Fiscal 1997 to ($133,000) in the second quarter of Fiscal 1998. Most of this deterioration related to the loss on the sale of a portion of the Company's Mt. Pleasant, IA facility.
This loss amounted to $217,000. On November 7, 1998, the Company sold a portion of this facility to an unrelated party for the sum of $250,000. The book value of these assets was $467,000. The sale of these assets will have no impact on the operations of the Mt. Pleasant Service Center. This action was taken after a reevaluation of Company assets that could be turned into cash without adversely impacting operations that was completed in October, 1997.

Results of Operations - Six Months Ended December 31, 1997
Net sales for the first six months of Fiscal 1998 increased $441,000 over Fiscal 1997, increasing from $2,585,000 in Fiscal 1997 to $3,026,000 for Fiscal 1998. This improvement is a result of increased export sales, offset by lower domestic fall seed sales, compared to the first six months of Fiscal 1997. The higher export sales level resulted principally from earlier shipping schedules. Cost of goods increased $445,000 compared to last year, increasing from $2,078,000 in Fiscal 1997 to $2,523,000 in Fiscal 1998 due to volume and to higher production costs in this year resulting from lower production yields due primarily to weather fluctuations. Gross margin is lower by $3,000 compared to the first six months of last year. This deterioration related to lower domestic fall seed sales volume.

Sales and marketing expenses have increased $211,000 from $1,803,000 in Fiscal 1997 to $2,014,000 for the first six months of Fiscal 1998. Most of this increase relates to the higher cost of launching the new year marketing campaign, increased advertising programs, and timing differences account for most of the lower costs.

Warehouse and distribution costs were lower by $41,000, decreasing from $470,000 in Fiscal 1997 to $429,000 in Fiscal 1998. Most of this decrease resulted because of the lower domestic sales volume.

General and administrative costs increased $8,000 from $1,380,000 for the first six months of Fiscal 1997 to $1,388,000 for the first six months of Fiscal 1998.

Interest costs increased $29,000 compared to the first six months of Fiscal 1997, increasing from $454,000 to $483,000 in Fiscal 1998. This was due to higher borrowing levels and rates.

Other income and expense deteriorated by $195,000 over the first six months of last year from $164,000 to ($31,000). Most of this deterioration related to the loss on the sale of a portion of the Company's Mt. Pleasant, IA. This loss amounted to $237,000.

The Company purchases soybean and wheat futures to hedge its cost of those commodities. During the first six months of Fiscal 1997 and 1998, the Company had losses of $30,741 and $50,241, respectively, on futures. Most of these losses related to soybeans and so have no impact on the income statement as those products are still on hand.

PART II

Item 1.	Legal Proceedings.
Not Applicable.

Item 2.	Changes in Securities.
Not Applicable.

Item 3.	Defaults Upon Senior Securities
Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Shareholders (the "Annual Meeting") of the Company was held at the Signature Inn, 4112 North Brandywine Drive, Peoria, Illinois 61614, on November 12, 1997 at 10:00 a.m. local time. The following matters were voted on by the shareholders at the Annual
Meeting:

(1) Election of seven directors to serve until their successors shall be elected and shall qualify. The following persons were elected directors of the Company, as successors to the class of directors whose terms expired with the annual election, to hold office for the term of one (1) year. There were no abstentions in the voting for directors.

                            In Favor             Against
Claude Agier               102,006,706            39,986
George Allbritten          102,013,211            33,481
Bruno Carette              102,013,911            32,781
Ralph W. F. Hardy          102,014,211            32,481
Serge Lebreton             102,014,211            32,481
Claude Lescoffit           102,014,211            32,481
Laurent Petoton            102,013,211            33,481


(2) Ratification of the appointment of KPMG Peat Marwick as independent auditors of the Company for the fiscal year ending June 30, 1998: 102,022,911 votes were cast in favor of such proposal; 7,700 votes were cast against such proposal; and 15,081 votes abstained.

Item 5.	Other Information.
On February 2, 1998, the Company repurchased 1,000,000 shares of its common stock (approximately 1% of the then-outstanding shares) from a non-affiliated shareholder for $.01 per share. This price per share was substantially below the then-current market price and net book value per share. The effect of this repurchase was to increase proportionately the percentage of common stock of the Company held by all remaining shareholders by 1%, including LG Corp., whose ownership increased from 94.4% to 95.3%.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-K:

        Exhibit 11      Statement Regarding Computation of Per
                        Share Earnings

        Exhibit 27      Financial Data Schedule

    		  Exhibit 99     	Ninth Amendment to The Secured Revolving Credit
					                   Agreement and Sixth Amendment to Secured
                        Revolving Credit Note

(b) Reports on Form 8-K:

        Current Report on Form 8-K filed with the Commission on November 13, 1997, File No. 0-11854, relating to the Company's Annual Meeting of Shareholders which was held November 12, 1997.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BIOTECHNICA INTERNATIONAL, INC.

Date:  February 12, 1998                  ___________________________
                                          Bruno Carette, President and
                                          Chief Executive Officer

Date:  February 12, 1998                  ___________________________
                                          Edward Germain
                                          Chief Financial Officer
                                          (Principal Accounting Officer)