Form 10-Q
period 1998-03-31
BIOTECHNICA INTERNATIONAL INC
filed 1998-05-12
CIK 715374

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
                                  FORM 10-Q



      		  Quarterly report pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
		             For the quarterly period ended March 31, 1998



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

On April 30, 1998, the Registrant had 103,055,577 shares of common stock outstanding (103,094,577 shares less 39,160 treasury shares).


PART I - FINANCIAL INFORMATION

Certain statements incorporated by reference or made in this Report, including those under the caption "Management's Discussion and Analysis" and elsewhere are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by the Act. Such forward-looking statements include, without limitation, the future availability and prices of raw materials, the availability of capital on acceptable terms, the competitiveness of the agricultural seed industry, the future availability and pricing of export sale arrangements and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions (including in the agricultural seed industry), the Company's ability to recover its costs of goods sold in the pricing of its products, the availability of capital on acceptable terms, the availability of raw materials, actions of competitors and governmental entities, adverse weather conditions, the future availability of export sale arrangements, the support of the Company's parent and affiliates, changes in the Company's business strategies and other factors.

Item 1.  Financial Statements

                        BIOTECHNICA INTERNATIONAL INC.
                         CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                         (in thousands of dollars)

                                    March 31,              June 30,
Assets                                  1998                  1997
Current assets:
  Cash & cash equivalents            $    --               $   207
  Accounts receivable                  8,778                 7,068
  Inventories                          8,378                 8,330
  Prepaid expenses & other assets        335                   130
    Total Current Assets              17,491                15,735

Property, plant & equipment           13,846                14,317
  Less: accumulated depreciation      (5,592)               (5,001)
    Net property, plant & equipment    8,254                 9,316
Goodwill and other assets              7,967                 8,385
    Total Assets                     $33,712               $33,436

Liabilities and Shareholders' Equity
Current liabilities:
  Cash overdraw                      $   631               $    --
  Borrowings under line of credit      5,200                10,900
  Borrowings from affiliates           3,202                    --
  Current portion of debt                 --                    31
  Accounts payable                       621                   690
  Accrued liabilities                  3,739                 1,669
  Due to affiliates                      571                   115
    Total current liabilities         13,964                13,405

Long-term debt:
  Due to affiliates                    6,761                 5,261
  Other noncurrent liabilities           363                   295
    Total Liabilities                $21,088               $18,961

Shareholders' Equity
  Preferred stock, Class A, 900,000
  outstanding                              9                     9
  Common stock, 150,000,000 shares
    authorized; 103,055,577 shares
    outstanding, net of $95,000
    for treasury shares                  936                   946
  Additional paid-in capital          20,823                20,823
  Accumulated deficit                 (9,144)               (7,303)
    Total equity                     $12,624               $14,475

  Total Liabilities and
  Shareholders' Equity               $33,712               $33,436


          See notes to Condensed Consolidated Financial Statements


                          BIOTECHNICA INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
             (in thousands of dollars except per share amounts)

                             Three Months Ended       Nine Months Ended
                                  March 31,               March 31,
                               1998       1997         1998       1997
Net Sales:
  Domestic                   $12,554    $11,902      $13,141    $13,199
  Export-Affiliates              423      1,232        2,690      2,520
  Export-Other                    --         93          172         93
                              12,977     13,227       16,003     15,812
Cost of Goods Sold:
  Cost of goods sold           7,830      7,850       10,353      9,928
     Gross Margin              5,147      5,377        5,650      5,884

Operating expenses:
  Sales and marketing          1,352      1,299        3,366      3,102
  Warehouse and distribution     455        445          884        915
  Administration                 762        693        2,150      2,073
  Amortization of goodwill       126        124          378        376
                               2,695      2,561        6,778      6,466

    Operating income (loss)    2,452      2,816       (1,128)      (582)

Other income (expense):
  Interest                      (213)      (229)        (696)      (683)
  Other                           14         22          (17)       186

    Net income before taxes    2,253      2,609       (1,841)    (1,079)

  Income taxes                    --         --           --         --

Net income (loss)            $ 2,253    $ 2,609      $(1,841)   $(1,079)

Current undeclared
  preferred stock
  dividend                       169        169          506        506

Net income available to
  common shareholders net of
  undeclared preferred
  dividends                    2,084      2,440       (2,347)    (1,585)
Per share of common stock       0.02       0.02        (0.02)     (0.01)


Weighted average
shares                   103,055,577 115,418,788 103,055,577 115,418,788


          See notes to Condensed Consolidated Financial Statements

                         BIOTECHNICA INTERNATIONAL INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                        (in thousands of dollars)
                                                  Nine Months Ended
                                                       March 31,
                                                  1998          1997
Cash flow from operating activities:
  Net income (loss)                            $(1,841)       $(1,079)
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation                                   714            665
    Amortization                                   374            374
    Loss on disposition of fixed assets            225             --
    Changes in assets and liabilities:
     Accounts receivable                        (1,710)           (17)
     Inventories                                   (48)        (2,649)
     Accounts payable and accrued liabilities    2,069          1,320
     Other                                        (161)          (244)
       Net cash provided by (used in)
       operating activities                       (378)        (1,630)

Cash flow from investing activities:
  Acquisition of property, plant & equipment      (117)          (433)
  Proceeds from sale of fixed assets               240             --
 Net cash provided by (used in)
    investing activities                           123           (433)

Cash flow from financing activities:
  Net borrowing (repayment) under
    line of credit                              (5,700)         1,300
  Increase (decrease)in debt to affiliates       5,158            192
  Increase (decrease) in long-term debt            (31)           (87)
  Repurchase of common stock                       (10)            --
    Net cash provided by (used in)
    financing activities                          (583)         1,405

  Net increase (decrease) in cash
  and cash equivalents                            (838)          (658)

Cash and cash equivalents at beginning
of period                                          207            194

Cash and cash equivalents at end of
Period                                          $ (631)       $  (464)

         See notes to Condensed Consolidated Financial Statements

                         BIOTECHNICA INTERNATIONAL, INC.
             CONSOLIDATED STATEMENT IN SHAREHOLDERS' EQUITY
                                 (Unaudited)
              (in thousands of dollars, except share data)

            Preferred
              Stock              Additional  Retained                Total
            (Class A)    Common   Paid-In    Earnings Treasury   Shareholders'
            Non-Voting    Stock   Capital   (Deficit)    Stock       Equity

PAR VALUE

Balance 6/30/97
               $9        $1,041   $20,823   $( 7,303)    $(95)    $14,475

Net loss       --            --        --    ( 2,193)      --      (2,193)

Balance 9/30/97
                9         1,041    20,823    ( 9,496)     (95)     12,282

Net loss       --            --        --    ( 1,901)      --      (1,901)

Balance 12/31/97
                9         1,041    20,823    (11,397)     (95)     10,381

Net income     --            --        --      2,253       --       2,253

Repurchase of Common stock
               --           (10)       --                  __        (10)

Balance 3/31/98
               $9        $1,031   $20,823     (9,144)    $(95)   $12,624


SHARES

Balance 6/30/97
            900,000 104,094,737                         (39,160)

Net loss       --            --                              --

Balance 9/30/97
            900,000 104,094,737                         (39,160)

Net loss       --            --                              --

Balance 12/31/97
            900,000 104,094,737                         (39,160)

Net income     --            --                              --

Repurchase of Common stock
               --    (1,000,000)                             --

Balance 3/31/98
            900,000 103,094,737                         (39,160)


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

2)	Inventories
                                   (in thousand of dollars)
                              March 31,              June 30,
                                  1998                  1997

Finished seed                  $ 6,573               $ 4,666
Unfinished seed                  1,119                 2,955
Supplies and other                 686                   709
  Total Inventory              $ 8,378              $  8,330

"Finished seed" consists of bagged product, ready for sale, net of reserves for obsolescence. "Unfinished seed" consists of bulk product not yet bagged and the costs associated with the seed crop planted in the spring of the year, net of reserves for obsolescence. "Supplies and other" consists of foundation seed, unused bags, pallets, and other supply items. Seed product inventory is valued at the lower of average cost by crop year or market. Supply inventory is valued at the lower of cost using the first-in, first-out method or market. The Company includes in its production cost of seed (i) amounts paid to farmer growers, (ii) the direct costs of producing the seed, and (iii) an allocation of indirect plant operating costs. These costs are spread over good units produced to arrive at a cost per unit.




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

Liquidity and Capital Resources
Groupe Limagrain Holding ("Limagrain") is a large European seed company, headquartered in Chappes, France. Limagrain is the parent of Limagrain Genetics Corp., a Delaware corporation, ("LG Corp.") that owns Limagrain's United States-based field seed business. LG Corp. owns approximately 95% of the common stock and 100% of the preferred stock of the Company.

Since October 1993, the Company has had a revolving credit arrangement with its principal bank, renewable annually (the "Line of Credit"), whereby the Company may borrow up to $12,000,000, subject to the limitations of a borrowing base formula. Borrowings under the Line of Credit are secured by the inventory and accounts receivable of the Company and its subsidiary, and by the guarantees of Limagrain, LG Corp. and the Company's subsidiary. Borrowings under the Line of Credit at June 30, 1997 and March 31, 1998 totaled $10,900,000 and $5,200,000, respectively. The maximum amounts available under the line of Credit pursuant to the borrowing base formula, absent waivers, at June 30, 1997 and March 31, 1998 were $9,804,000 and $11,410,871, respectively. The Company received waivers from its principal bank to allow it to borrow up to $1,500,000 in excess of its Borrowing Base during the periods June 15, 1997 to July 31, 1997 and from August 27, 1997 to September 30, 1997.
The Company was not out of compliance with the Line of Credit at any other times during the relevant periods. In addition to the Line of Credit, the Company also borrows funds from affiliates of Limagrain from time to time in order to fund the interim and long-term working capital needs of the Company, including the reduction of the Line of Credit.

Cash and cash equivalents decreased $838,000 during the first nine months of Fiscal 1998 from $207,000 at June 30, 1997 to negative $631,000 at March 31, 1998. (The negative cash balance of March 31, 1998 resulted from checks written in March which had not cleared the bank as of March 31, 1998.) The Company will borrow under its Line of Credit to cover these checks as they clear the bank. Cash flow from operations consumed $378,000 for the nine months ended March 31, 1998. Major items impacting cash flow from operations for the nine months ended March 31, 1998 were:
(i) net loss for the period of $1,841,000, offset by depreciation and amortization of $1,088,000; (ii) an increase in accounts receivable of $1,710,000 as a result of sales during the current quarter; (iii) an increase in inventory of $48,000; (iv) a decrease in accrued liabilities and payables of $2,069,000, resulting primarily from prepayments on seed to be delivered to customers and reserves for returns; (v) $225,000 in losses on disposal of fixed assets included in net income; and (vi) $161,000 consumed by other charges.

Cash flow from investing activities generated $123,000. Of this amount, $117,000 was consumed by new capital expenditures, but $240,000 was generated by the proceeds from disposals of fixed assets.

Cash flow from financing activities consumed $583,000. The Company borrowed a net total of $5,158,000 from affiliates ($3,000,000 in short-term borrowings, $1,500,000 in long-term borrowings, and $658,000 in other amounts due, primarily accrued interest) and used the proceeds to reduce its borrowings under the Line of Credit and to finance operations during the period. Net borrowings under the Line of Credit decreased by $5,700,000. This was possible primarily as a result of the affiliate borrowings discussed above.

Of the affiliate borrowing amounts, $3,000,000 is due on demand and bears interest at Canadian prime plus 0.18% or 6.5%, whichever is less; and $1,500,000 is due July 1, 1999 and bears interest at Canadian prime plus 0.18% or 6.5%, whichever is less. The $1,500,000 due July 1, 1999 is subordinated to the Line of Credit. Management believes that upon the maturities of these notes, either (i) the notes will be extended, (ii) amounts due will be refinanced by affiliates, or (iii) borrowings can be made under the Line of Credit to offset any needed repayments to affiliates.

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

Results of Operations - Quarter Ended March 31, 1998
Due to the seasonal nature of the seed business, 70-80% of the Company's revenues normally occur during the third and fourth fiscal quarters of each year. During the first six months of the year, the Company's production facilities are harvesting, conditioning and bagging seed products, and substantial marketing efforts are underway in preparation for the next sales season which began in the third fiscal quarter.

Net sales for the third quarter of Fiscal 1998 decreased $250,000 compared to Fiscal 1997, decreasing from $13,227,000 in Fiscal 1997 to $12,977,000 for Fiscal 1998. This decrease was primarily related to lower export sales to affiliates, offset by higher domestic seed sales. The lower export sales level resulted because most of the export seed was shipped in the second fiscal quarter. Higher domestic sales resulted from timing on shipping schedules. Cost of goods decreased $20,000 compared to last year, decreasing from $7,850,000 in Fiscal 1997 to $7,830,000 in Fiscal 1998. This was due to lower volume offset by higher production costs in this year resulting from lower production yields due primarily to weather factors. Gross margin is lower by $230,000 compared to the third quarter of last year. This change resulted primarily from changes in sales volumes and costs as discussed above.

Sales and marketing expenses have increased $53,000 from $1,299,000 in the third quarter of Fiscal 1997 to $1,352,000 for the third quarter of Fiscal 1998. Most of the increase relates to costs incurred in launching the new year marketing campaign, increased advertising programs to promote brand and product awareness and differences in when expenses were incurred from year-to-year.

Warehouse and distribution costs were higher by $10,000, increasing from $445,000 in the third quarter of Fiscal 1997 to $455,000 in the third quarter of Fiscal 1998. Most of this increase resulted from higher domestic sales volume.

General and administrative costs increased by $69,000 from $693,000 for the third quarter of Fiscal 1997 to $762,000 for the third quarter of Fiscal 1998. Most of the increase related to differences in when expenses were incurred from year-to-year.

Interest costs decreased $16,000 from $229,000 in the third quarter of Fiscal 1997 to $213,000 in the third quarter of Fiscal 1998, due primarily to lower interest rates.

The Company purchases soybeans and wheat futures to hedge its cost of those commodities. During the third quarter of Fiscal 1998 and 1997, the Company had losses of $38,000 and gained $218,000, respectively, on futures. These amounts have been included in inventory valuation. These losses related only to soybean and wheat hedging. The impact of these losses on the income statement is unfavorable $25,000 and favorable $150,000 for Fiscal 1998 and 1997 respectively.

Other incomes and expenses decreased by $8,000, deteriorating from $22,000 in the third quarter of Fiscal 1997 to $14,000 in the third quarter of Fiscal 1998.

Results of Operations - Nine Months Ended March 31, 1998
Net sales for the first nine months of Fiscal 1998 increased $191,000 over Fiscal 1997, increasing from $15,812,000 in Fiscal 1997 to $16,003,000 for Fiscal 1998. This improvement is a result of slightly increased export sales, offset by lower domestic fall seed sales, compared to the first nine months of Fiscal 1997. Cost of goods increased $425,000 compared to last year, increasing from $9,928,000 in Fiscal 1997 to $10,353,000 in Fiscal 1998 due to volume and to higher production costs in this year resulting from lower production yields due primarily to weather fluctuations. Gross margin is lower by $234,000 compared to the first nine months of last year. This deterioration related to higher production cost of seed.

Sales and marketing expenses have increased $264,000 from $3,102,000 in Fiscal 1997 to $3,366,000 for the first nine months of Fiscal 1998. Most of this increase relates to the higher cost of launching the new year marketing campaign, increased advertising programs to promote product and brand awareness, and timing differences account for most of the lower costs.

Warehouse and distribution costs were lower by $31,000, decreasing from $915,000 in Fiscal 1997 to $884,000 in Fiscal 1998. Most of this decrease resulted because of timing in when expenses are incurred.

General and administrative costs increased $77,000 from $2,073,000 for the first nine months of Fiscal 1997 to $2,150,000 for the first nine months of Fiscal 1998. Most of these increases were in payroll costs.

Interest costs increased $13,000 compared to the first nine months of Fiscal 1997, increasing from $683,000 to $696,000 in Fiscal 1998. This was due to higher borrowing levels.

Other income and expense deteriorated by $203,000 over the first nine months of last year from $186,000 to negative $17,000. Most of this change related to the loss on the sale of an unused portion of the Company's facility in Mt. Pleasant, IA. This loss amounted to $215,000.

The Company purchases soybeans and wheat futures to hedge its cost of those commodities. During the first nine months of Fiscal 1998 and 1997, the Company had losses of $186,512 and $168,000, respectively, on futures. These amounts have been included in inventory valuation. These losses related only to soybean and wheat hedging. The impact of these losses on the income statement is unfavorable $130,000 and $164,000 for Fiscal 1998 and 1997 respectively.

PART II

Item 1.	Legal Proceedings.
Not Applicable.

Item 2.	Changes in Securities.
Not Applicable.

Item 3.	Defaults Upon Senior Securities
Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information.
None.

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

							BIOTECHNICA INTERNATIONAL, INC.



Date:   May 12, 1998                  /s/ Bruno Carette
                                          Bruno Carette, President and
                                          Chief Executive Officer

Date:   May 12, 1998                  /s/ Edward M. Germain
                                          Chief Financial Officer
                                          (Principal Accounting Officer)



	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							BIOTECHNICA INTERNATIONAL, INC.



Date:   May 12, 1998                  ________________________________
                                      Bruno Carette, President and
                                      Chief Executive Officer

Date:   May 12, 1998                  ________________________________
                                      Edward M./ Germain
                                      Chief Financial Officer
                                      (Principal Accounting Officer)