Form 10-K
period 1998-06-30
BIOTECHNICA INTERNATIONAL INC
filed 1998-09-25
CIK 715374

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                  For the Fiscal Year Ended June 30, 1998
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

                              Yes  X_                    No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment
to this Form 10-K.                             X

At August 31, 1998, the Company had 103,055,577 shares (not including 39,160 treasury shares) of its Common Stock, $.01 par value, issued and outstanding.

At August 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $286,039 (4,767,319 shares at $0.06 per share).




                           FORWARD-LOOKING STATEMENTS


Certain statements incorporated by reference or made in this Report, including those under the captions "Narrative Description of Business", "Competition", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements include, without limitation, the future availability and prices of raw materials, the availability of capital on acceptable terms, the competitiveness of the agricultural seed industry, the future availability and pricing of export sale arrangements and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions (including in the agricultural seed industry), the Company's ability to recover its costs of goods sold in the pricing of its products, the availability of capital on acceptable terms, the availability of raw materials, actions of competitors and governmental entities, adverse weather conditions, the future availability of export sale arrangements, the support of the Company's parent and affiliates, changes in the Company's business strategies and other factors.




PART I

ITEM 1.  BUSINESS
Narrative Description of Business

The primary business of BioTechnica International, Inc., a Delaware corporation formed in 1981 (the "Registrant", which together with its subsidiary, is referred to herein as "BioTechnica" or the "Company"), is the production, processing and sale of agricultural seeds. Corn, soybeans and alfalfa comprise the Company's major product lines. During Fiscal 1998, sales of corn, soybeans, alfalfa, and other agricultural products represented 65%, 28%, 5%, and 2% of net sales, respectively. This compares to 63%, 26%, 5%, and 6% of the Company's net sales during Fiscal 1997, and 60%, 31%, 4%, and 5% of the net sales for corn, soybeans, alfalfa, and other agricultural products in Fiscal 1996. The Company's fiscal year begins on July 1 and ends on June 30 of each respective year.

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

Seed product revenues were $21,340,000 for Fiscal 1998, including $2,984,000 in sales to affiliated companies, primarily in Europe. These sales to affiliated companies are the result of annual production contracts for specific corn varieties and are based on market price prior to planting season each year. Total export sales, most of which are made to affiliated companies, represent approximately 15% of revenues for Fiscal 1998, 15% of revenues for Fiscal 1997, and 9% of revenues for Fiscal 1996. Sales to affiliated companies are based solely on their respective needs. There is no assurance that these levels of sales will be maintained in the future.

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

The Company's alliance with Groupe Limagrain Holdings S.A. ("Limagrain"), which through a majority-owned subsidiary, Limagrain Genetics Corp., a Delaware corporation ("LG Corp."), holds approximately 95% of the common stock of the Company, allows the Company to position itself to compete with other large seed companies on a more effective basis. Limagrain, together with its affiliates ("the Limagrain Group"), being one of the largest seed organizations in the world, has extensive research capabilities and experience in the seed industry in which the Company now shares. In particular, the germplasm resources of the Limagrain Group are available to the Company.

The benefits of association with the Limagrain Group extend not only to the technical side of the business, but also to the extensive management, marketing, financial, and personnel resources and expertise of the Limagrain Group throughout the world.


Customers

No single domestic customer represents more than 10% of the total revenues of the Company for Fiscal 1998, 1997, or 1996.


Employees

The Company employed 136 people as of August 31, 1998, including 30 part-time employees.


Share Repurchases

From time to time the Company evaluates various alternatives available to it to enhance the value of the common stock to the minority shareholders.
These alternatives include, but are not limited to, the repurchase of large blocks of shares at a substantial discount. On February 2, 1998, the Company repurchased and retired 1,000,000 shares of its common stock (approximately 1.0% of the then-outstanding shares) from a shareholder for $0.01 per share. This price per share was substantially below the then-current market price. The effect of this repurchase was to increase proportionately the percentage of common stock of the Company held by all shareholders by 1.0%, including LG Corp., whose ownership increased from 94% to 95%.


Subsequent Events

On September 21, 1998, the Company received a letter from LG Corp. notifying the Company of LG Corp.'s intention to cash out the minority stockholders of the Company via a short form merger effected pursuant to Section 253 of the General Corporation Law of the State of Delaware (the "DGCL"). The consideration to be paid to the minority stockholders of the Company in such merger is $0.05 per share.

Under the DGCL, because LG Corp. owns more than 90% of the Company, no action will be required of the board of directors of the Company or the stockholders of the Company (other than LG Corp. acting through its board of directors), for the merger to become effective. Also, as a "short form" merger, the board of directors of the Company had no right to a role, nor did they have a role, in negotiating the cash-out price, and the Company's directors have made no determination, nor are they required to make a determination, with respect to the fairness of the cash-out price.

The merger is expected to be consummated prior to December 31, 1998, or as soon as practicable thereafter. Under the DGCL, minority stockholders of the Company who do not wish to accept the consideration of $0.05 per share and who follow the procedures set forth in Section 262 of the DGCL will be entitled to have their shares of common stock appraised by the Delaware
Court of Chancery and to receive payment in cash of the "fair value" of such shares.  Prior to the consummation of the merger, LG Corp. reserves the right to cancel the merger for any reason, including without limitation
if (i) any stockholder	of the Company seeks to enjoin the merger or (ii) in
LG Corp.'s judgment, the anticipated cost of the merger would be materially increased by the number of stockholders of the Company seeking their appraisal remedy.


ITEM 2.  PROPERTIES

The following table identifies the properties owned or leased by the Company and its subsidiary as of June 30, 1998:
                                                            Approximate
                                           Acreage         Square Footage
                                            Owned         Owned     Leased
Peoria, IL         Corporate Headquarters                           6,000
Prescott, WI       Office/Warehouse                                16,056
Mt. Pleasant, IA   Office/Plant/Warehouse      3.0         32,000
Tekamah, NE        Office/Plant/Warehouse     17.7         74,620
Decatur, IL        Office/Plant/Warehouse      8.3         59,000
Windfall, IN       Office/Plant/Warehouse      9.9         49,300
Elmwood, IL        Office/Plant/Warehouse     40.5        122,577

Conditioning facilities have peak usage only a few months of the year during the fall harvest season of September and October. Weather conditions at harvest time can shorten the time available for harvest, requiring more capacity at these locations. During the fall harvest season, the Company's production facilities generally run at full capacity. The Company believes it has adequate conditioning/warehouse capacity for the effective operation of its business.


ITEM 3.  LEGAL PROCEEDINGS

As of August 31, 1998, there are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.



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


As of August 31, 1998 there were approximately 500 shareholders of record of the Company's common stock, representing approximately 1,500 beneficial owners. As of August 31, 1998, the closing price per share of common stock was $0.06.

Price range of common stock:

                   High Last Sale/Bid Quotation   Low Last Sale/Bid Quotation
Quarter Ended
  June 30, 1998                $0.1300                      $0.0800
  March 31, 1998               $0.1875                      $0.0625
  December 31, 1997            $0.5000                      $0.0625
  September 30, 1997           $0.1875                      $0.0625


Quarter Ended
  June 30, 1997                $0.25                        $0.07
  March 31, 1997               $0.375                       $0.125
  December 31, 1996            $0.50                        $0.125
  September 30, 1996           $0.75                        $0.375

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


                                       For Years Ended June 30,
                      1998         1997        1996        1995        1994

                                   ($000's, except per share data)
Operations:
 Net sales        $ 21,340     $ 20,085   $ 18,767     $ 23,961    $ 24,587

 Operating income
         (loss)     (2,035)        (781)    (2,594)      (1,531)       (477)

 Net income (loss)  (2,996)    $ (1,449)  $ (2,685)    $ (2,394)   $   (832)
 Net income (loss)
   per common share: (0.04)    $  (0.02)  $  (0.03)    $  (0.02)   $  (0.01)

Balance Sheet:
 Total assets      $33,630     $ 33,436   $ 32,957     $ 34,502    $ 39,320

 Notes payable and
  long-term debt       431          295        201          285         513
 Due to affiliate
  long-term          6,761        5,261      3,261        5,326       3,261
 Shareholders'
      equity       $11,469     $ 14,475   $ 16,105     $ 16,790    $ 17,245




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Under the Line of Credit arrangement, the Company may borrow up to $12,000,000 subject to the limitations of a borrowing base formula and other limitations contained in the Line of Credit. Borrowings under the Line of Credit are secured by the inventory and accounts receivable of the Company and by the guarantees of Limagrain, LG Corp. and the Company's subsidiary. Borrowings outstanding under the Line of Credit at June 30, 1998 and 1997 totaled $7,700,000 and $10,900,000, respectively. The Company has been in compliance with, or received waivers for, all loan covenants.

Effective December 1, 1997, the Line of Credit was extended until December 31, 1998. Management expects that this Line of Credit will be renewed under substantially the same conditions for one year at that time and that the Company will have access to sufficient cash resources to meet the reasonably foreseeable obligations of its continuing business operations. Management believes that subsequent to the events described above in "Item 1. Subsequent Events", that Limagrain and LG Corp. will recapitalize the Company to make additional capital resources available and take steps to improve the operations and cash flow. At this time, specific plans and actions are not known.

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


Fiscal 1998

During Fiscal 1998, cash and cash equivalents increased by $146,000. The cash balance primarily represented cash collected at Company locations at the end of June that had not yet been transferred to reduce borrowings under the Line of Credit.

Cash flow used in operations totaled $1,855,000 in Fiscal 1998. This usage consisted of a net loss of $2,996,000, and an increase of $2,390,000 in accounts receivable resulting from later settlements, and a higher sales level. Items that partially offset this usage were the non-operating loss on disposal of fixed assets of $225,000 (primarily resulting from the disposal of a portion of the Company's Mt. Pleasant, IA facility), a decrease in inventory of $569,000 due to lower current-year seed production, $1,439,000 in depreciation and amortization, and an increase in accounts payable and accrued liabilities of $1,300,000, due primarily to later year-end settlements and returns due to weather.

Cash flow from investing activities provided $111,000 of the Company's cash. This consisted of capital expenditures totaling $130,000 offset by proceeds from assets sold totaling $241,000 (primarily the Mt. Pleasant, IA transaction discussed above).

Cash flow provided by financing totaled $1,890,000. Borrowings under the Line of Credit decreased by $3,200,000, primarily due to new borrowings from affiliates. Proceeds from additional debt to affiliates provided $5,100,000. During the year, LG Corp. was in a position to lend this additional amount due to its own cash flow situation. In February 1998, the Company repurchased 1,000,000 shares of common stock at $0.01 per share, which consumed $10,000 in cash.

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


RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

Domestic Sales

The Company had domestic seed sales in Fiscal 1998 of $18,047,000, compared to $17,004,000 in Fiscal 1997. The Company is introducing new products into its lineup to reflect the trends in American agriculture toward genetically-modified seeds. In Fiscal 1998, the Company sold limited quantities of various genetically modified corn seeds, and significant quantities of genetically modified soybean seeds. In Fiscal 1998 and future years, the Company expects to market larger quantities of these products,
as well as other new products as they become available.   Although in many
cases these products carry significantly higher costs to the ultimate customer, most of the additional amount collected must be remitted to the technology supplier in the form of technology fees and increased royalties.

Export Sales

Export sales for Fiscal 1998 showed an increase compared to Fiscal 1997. Fiscal 1998 sales were $3,293,000, compared to Fiscal 1997 sales of $3,081,000. Of these amounts, sales to affiliates amounted to $2,984,000 and $2,977,000, respectively. Since most export sales are based on annually negotiated production contracts - negotiated at current market rates by management of the Company and a representative of the respective affiliate - the fluctuations in sales were the result of changes in production yields from year to year and changes in demand by affiliated companies in Europe. Typically, high export sales to Europe in one year translate into lower sales in the following year, as the affiliates have a larger carryover inventory to sell. There is no assurance that the Company and the Limagrain affiliates will continue to reach agreement on such export sales arrangements in the future and, if no such agreement is reached, there would be a negative impact upon the Company's sales and profit margins.

Cost of Goods Sold

Cost of goods sold was significantly higher in Fiscal 1998 than in Fiscal 1997 by $1,839,000. This resulted primarily from higher production costs caused by lower production volumes and the poor growing conditions in the sandy production areas south of Peoria, IL, where much of the Company's corn seeds are grown, during the Summer of 1997, resulting in a higher cost per unit. These higher costs per unit accounted for approximately $1,200,000 in higher costs. The remainder of the change was related primarily to volume changes.

Sales and Marketing

Sales and marketing costs were $4,710,000 in Fiscal 1998, compared to $4,163,000 in Fiscal 1997. This increase was related to a significantly increased effort in advertising, marketing, and promotion and higher payroll costs.

Warehouse and Distribution

Warehouse and distribution costs were $1,331,000 in Fiscal 1998, compared to $1,316,000 in Fiscal 1997. This increase resulted from operating improvements and additional costs at the Company's warehouses. An additional factor was logistical associated with product exchanges and replanting by our customers in Spring 1998 due to wet weather conditions.

General and Administrative

General and Administrative costs were $2,677,000 in Fiscal 1998, compared to $2,569,000 in Fiscal 1997. This increase was primarily due to higher health insurance costs and higher payroll costs.

Interest Expense

Interest expense was higher in Fiscal 1998 than in Fiscal 1997 by $86,000. This increase was generated primarily by the higher borrowings resulting from the Company's net loss and capital expenditures. This was partially offset by a reduced interest rate on some intercompany borrowings.


FISCAL 1997 COMPARED TO FISCAL 1996

Domestic Sales

The Company had domestic seed sales in Fiscal 1997 of $17,004,000, compared to $17,151,000 in Fiscal 1996. Both domestic corn and soybean sales volumes decreased due to competitive pressures. However, these decreases were almost entirely offset by increases in selling prices of the products. The Company is introducing new products into its lineup to reflect the trends in American agriculture toward genetically-modified seeds. In Fiscal 1997, the Company sold limited quantities of Roundup Ready(c) Soybeans and Liberty Link(c) Corn. In Fiscal 1997 and future years, the Company expects to market larger quantities of these products, as well as other new products as they become available.

During Fiscal 1997, the Company experienced an increase in alfalfa sales, principally in the northern parts of its marketing area. This resulted from better alfalfa planting conditions in the spring than in the previous several years.

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

Cost of Goods Sold

Cost of goods sold was lower in Fiscal 1997 than in Fiscal 1996 by $671,000. This resulted primarily from lower production costs caused by higher production volumes and the better growing conditions during the Summer of 1996, resulting in a lower cost per unit. These lower costs per unit accounted for approximately $1,000,000 in lower costs. The remainder of the change was related primarily to volume changes.

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


ACCOUNTING STANDARDS

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for Fiscal 2000. Management is assessing the effects of the provisions of this Statement on the financial condition and results of operations of the Company. For additional disclosure, see Note 1.H to the Consolidated Financial Statements.






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    Page
   Consolidated Financial Statements:                              Number

     Independent Auditors' Report

     Consolidated Balance Sheets at June 30, 1998 and 1997

     Consolidated Statements of Operations for the years ended June 30, 1998, 1997 and 1996

     Consolidated Statements of Changes in Shareholders'
     Equity for the years ended June 30, 1998, 1997
     and 1996

     Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioTechnica International, Inc. and subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.



                                        			KPMG PEAT MARWICK LLP
Indianapolis, Indiana
July 17, 199



                       BIOTECHNICA INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS
                         (in thousands of dollars)

                                                   June 30,          June 30,
            ASSETS                                    1998              1997

Current assets:
  Cash and cash equivalents                        $   353           $   207
  Accounts receivable, less allowance for doubtful
     accounts of $97                                 9,458             7,068
  Inventories                                        7,761             8,330
  Prepaid expenses and other current assets            139               130
       Total current assets                         17,711            15,735

Net property, plant and equipment                    8,040             9,316

Goodwill and other assets, net                       7,879             8,385
     Total assets                                  $33,630           $33,436


    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Borrowings under line of credit                  $ 7,700           $10,900
  Borrowings from affiliates-current                 3,600                --
  Accounts payable                                     489               721
  Accrued liabilities                                2,936             1,669
  Due to affiliates                                    244               115
     Total current liabilities                      14,969            13,405

Borrowings from affiliates long-term                 6,761             5,261
Other noncurrent liabilities                           431               295
     Total liabilities                             $22,161           $18,961

Shareholders' equity:
  Preferred stock, Class A, 900,000 shares
    Outstanding (involuntary liquidation value of
    $9 million at June 30, 1998 and 1997)           $    9          $      9
  Common stock, 103,094,737 and 104,094,737 shares
    outstanding at June 30, 1998 and June 30, 1997,
    respectively                                     1,031              1,041
  Additional paid-in capital                        20,823             20,823
  Accumulated deficit                              (10,299)            (7,303)
  Treasury stock                                       (95)               (95)
     Total shareholders' equity                    $11,469            $14,475

Commitments (note 12)

     Total liabilities and shareholders' equity    $33,630            $33,436



See accompanying notes to consolidated financial statement



                        BIOTECHNICA INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands of dollars, except per share amounts)


                                   ---------Years Ended June 30,-----------
                                   1998              1997              1996
Net sales:
  Domestic                      $18,047           $17,004          $ 17,151
  Export-Affiliates               2,984             2,977             1,489
  Export-Other                      309               104               127
                                 21,340            20,085            18,767

Cost of goods sold               14,158            12,319            12,990

  Gross margin                    7,182             7,766             5,777

Operating expenses:
  Sales and marketing             4,710             4,163             4,203
  Warehouse and distribution      1,331             1,316             1,196
  General and administrative      2,677             2,569             2,473
  Amortization of goodwill          499               499               499
                                  9,217             8,547             8,371

     Operating loss              (2,035)             (781)           (2,594)

Other income (expense):
  Interest expense                 (966)             (880)             (832)
  Gain (loss) on disposition
      of fixed assets              (225)               13               405
  Other                             231               208               321


  Loss before income taxes       (2,995)           (1,440)           (2,700)

  Income tax expense (benefit)        1                 9               (15)

     Net loss                   $(2,996)         $ (1,449)         $ (2,685)

Net loss per common share       $  (.04)         $   (.02)         $  (0.03)



See accompanying notes to consolidated financial statements



                       BIOTECHNICA INTERNATIONAL, INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (in thousands of dollars, except share data)

                             Preferred Stock                        Additional
                           Class A Non-Voting    Common Stock         Paid-In
                           Shares   Par Value  Shares    Par Value    Capital
Balance June 30, 1995      700,000      $ 7  115,418,788   $1,154     $18,893

Issuance of Preferred
  Stock                    200,000        2           --       --       1,998
Net loss for Fiscal 1996        --       --           --       --          --

Balance June 30, 1996      900,000      $ 9  115,418,788   $1,154     $20,891

Repurchase of common shares     --       --  (11,324,051)    (113)        (68)

Net loss for Fiscal 1997        --       --           --       --          --

Balance June 30, 1997      900,000      $ 9  104,094,737   $1,041     $20,823

Net loss for Fiscal 1998        --       --           --       --          --

Repurchase of common shares     --       --   (1,000,000)     (10)         --

Balance June 30, 1998      900,000      $ 9  103,094,737   $1,031     $20,823

                                                                      Total
                                  Treasury Stock      (Accumulated Shareholders'
                                 Shares   Par Value      Deficit)     Equity
Balance June 30, 1995            (39,160)     $(95)      $(3,169)   $ 16,790

Issuance of Preferred Stock           --        --            --       2,000

Net loss for Fiscal 1996              --        --        (2,685)     (2,685)

Balance June 30, 1996            (39,160)     $(95)       (5,854)   $ 16,105

Repurchase of common shares           --        --            --        (181)

Net loss for Fiscal 1997              --        --        (1,449)     (1,449)

Balance June 30, 1997            (39,160)     $(95)      $(7,303)   $ 14,475

Net loss for Fiscal 1998              --        --        (2,996)     (2,996)

Repurchase of common shares           --        --            --         (10)

Balance June 30, 1998            (39,160)     $(95)     $(10,299)     11,469


See accompanying notes to consolidated financial statements


                        BIOTECHNICA INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)

                                                      Years Ended June 30,
                                                  1998        1997       1996
Cash Flow from Operating Activities:
  Net loss                                    $ (2,996)   $  (1,449) $ (2,685)
  Adjustments to reconcile net loss
     to net cash used in operating activities:
     Depreciation                                  940          954       903
     Amortization                                  499          499       499
     (Gain) loss on disposition of fixed assets    225          (13)     (405)

  Changes in assets and liabilities:
     Accounts receivable                        (2,390)         896      (186)
     Inventories                                   569       (2,354)      951
     Other assets                                   (2)          87        27
     Accounts payable and Accrued
       liabilities, and Due to affiliates      	 1,300	        (124)     (178)

  Net cash provided by (used in)
	  operating activities                         (1,855)      (1,504)   (1,074)


Cash Flow from Investing Activities:
  Acquisition of property, plant
     and equipment                                (130)        (600)   (1,527)
  Proceeds from asset sales                        241           65     1,078

 Net cash provided by (used in)
       investing activities                        111         (535)     (449)


Cash Flow from Financing Activities:
  Net borrowing(repayment) under line of credit (3,200)       2,400      (700)
  Proceeds (payment) of long-term debt
     to affiliates                               1,500        2,000    (2,065)
  Proceeds (payment) of short-term debt
     to affiliates                               3,600       (2,060)    2,175
  Payments on long-term debt and
     notes payable                                  --         (107)      (92)
  Repurchase of common stock                       (10)        (181)       --
  Issuance of Class A Preferred Stock               --           --     2,000

 Net cash provided by
       financing activities                      1,890        2,052     1,318

Net increase (decrease) in
         cash and cash equivalents                 146           13      (205)

Cash and cash equivalents at
    beginning of year                          $   207    $     194    $  399

Cash and cash equivalents at
    end of year                                $   353    $     207    $  194



See accompanying notes to consolidated financial statement




                            BIOTECHNICA INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Business
BioTechnica International, Inc. and its subsidiary, LG Seeds, Inc. (the "Company"), sell corn, soybean, alfalfa and other agricultural seed to dealers, distributors and farmers through its seed operations. The Company operates in a twelve-state region centered in the Midwestern United States. Sales are generally made on open account to customers. Because of the geographic concentration of the Company's customers in the Midwest, it is significantly dependent upon the weather and market conditions in its market areas. In addition, industry sales levels are dependent upon factors resulting from governmental agriculture policies and farm programs.

As of June 30, 1998, approximately 95% of the common stock and 100% of the Preferred Stock of the Company is owned by Limagrain Genetics Corporation ("LG Corp."), which is controlled by Groupe Limagrain Holding ("Limagrain") of Chappes, France.

B.  Principles of Consolidation
The consolidated balance sheets as of June 30, 1998 and 1997, and statements of operations for the three years ended June 30, 1998, include the Company and its wholly-owned subsidiary, LG Seeds, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

E.  Advertising
The Company expenses all advertising in the period incurred. Advertising expenses for Fiscal 1998, 1997, and 1996 were $166,000, $133,000, and $80,000, respectively.

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

H.  Derivatives
The Company has contractual commitments with seed growers for payments based on the local commodity prices for soybeans and wheat. To mitigate the impact of fluctuations in commodity prices on inventory costs, the Company attempts from time to time to hedge these commitments by using Chicago Board of Trade futures contracts for the respective crops. The Company matches these futures contracts to its purchases of inventory, closing out the futures contracts as payments are made to the seed growers and recognizing the gains and losses as a component of the product cost in cost of sales. There were no open futures contracts at either June 30, 1998 or 1997.

I.  Property, Plant and Equipment
Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Depreciable lives for asset classes are:

                      Land improvements                 15 years
                      Buildings and improvements        15 to 32 years
                      Machinery and equipment           3 to 20 years




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

L.  Loss Per Common Share
Loss per common share has been computed by dividing the loss applicable to common shareholders by the weighted-average number of common shares outstanding. Net loss has been increased by current year cumulative preferred stock dividends (whether or not declared) to arrive at loss applicable to common shareholders. The Company has no dilutive potential common shares.

M.  Fair Value of Financial Instruments
Carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and due to affiliates-current, approximate fair. The Company's borrowings under its Line of Credit are at variable interest rates tied to market rates and, accordingly, the Company considers the fair value to be the same as the carrying value. The estimated fair value of Borrowings from Affiliates-long-term, based on borrowing rates currently available to the Company on bank loans with similar terms and maturities would be $5,919,000.

N. Use of Estimates
Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles.
Actual results could differ from these estimates.

2.  INVENTORIES
Inventories at June 30, 1998 and 1997 are as follows:

                                                (in thousands of dollars)
                                                  1998              1997

     Finished seed                             $ 4,473           $ 4,666
     Unfinished seed                             2,594             2,955
     Supplies and other                            694               709
        Total inventories                      $ 7,761           $ 8,330

"Finished seed" consists of bagged product, ready for sale, net of reserves for obsolescence. "Unfinished seed" consists of bulk product not yet bagged and the cost associated with the seed crop planted in the spring of the applicable fiscal year. "Supplies and other" consists of foundation seed, unused bags, pallets and other supply items.

3.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at June 30, 1998 and 1997 are as follows:

                                                (in thousands of dollars)
                                                  1998              1997

     Land and improvements                     $   577          $    768
     Buildings and improvements                  7,869             8,185
     Machinery and equipment                     5,399             5,312
     Construction in progress                       13                52
                                               $13,858           $14,317

     Less accumulated depreciation               5,818             5,001
       Net property, plant and
         equipment                             $ 8,040           $ 9,316



4. LOSS PER SHARE

Loss per share was calculated as follows:      (in thousands of dollars)

                                             1998          1997          1996

     Net loss                            $ (2,996)     $ (1,449)     $ (2,685)
     Current year cumulative preferred
         stock dividends (undeclared)        (675)         (675)         (608)
     Net loss available for common
         shares                            (3,671)       (2,124)       (3,293)

     Weighted average shares outstanding 103,650,098  114,635,033    15,379,628

     Net loss per common share              (0.04)        (0.02)        (0.03)

5.  GOODWILL AND OTHER ASSETS

Goodwill and other assets consist of the following:
                                                (in thousands of dollars)
                                                 1998               1997
    Goodwill                                  $ 9,966            $ 9,966
    Amortization of goodwill                   (2,173)            (1,674)
        Net goodwill                          $ 7,793            $ 8,292
    Deposits and other                             86                 93
        TOTAL                                 $ 7,879            $ 8,385

6.  LINE OF CREDIT AND NOTE PAYABLE

The Company has a revolving credit arrangement with its principal bank
("Line of Credit") whereby the Company can borrow up to $12,000,000 based on a borrowing base formula and subject to certain limitations in availability. This Line of Credit, which expires December 31, 1998, bears interest (at the Company's option) based upon (i) the Bank Prime Loan rate, (ii) the London Interbank Offered Rate ("LIBOR") index or (iii) the Bank Offered Rate. Borrowings under this Line of Credit are secured by the inventory and accounts receivable of the Company and its subsidiary and by the guarantees of Limagrain and LG Corp. The maximum and average amounts outstanding under this Line of Credit during the year ended June 30, 1998 were $10,900,000 and $6,177,000, respectively. The weighted average interest rate during Fiscal 1998 was 6.92%.

7.  BORROWINGS FROM AFFILIATES

Borrowings from affiliates at June 30, 1998 and 1997 were as follows:
                                                 (in thousands of dollars)

                                                     1998              1997
    Current:
    Limagrain Genetics Corp.
       Due on demand at an annual interest        $ 3,000           $    --
         rate of 6.5%
       Due on demand at an annual interest
         rate of 5%                                   600                --
       Total borrowings from affiliates-current   $ 3,600           $    --

    Long-term:
    Limagrain Genetics Corp.
       Due July 1, 2000 at an annual interest     $ 1,500           $    --
         rate of 6.5%
       Due July 1, 2000 at an annual interest
         rate of 5%                                 5,261             5,261
       Total borrowings from affiliates-long-term $ 6,761           $ 5,261

In addition to these notes at June 30, 1998 and 1997, the Company owes affiliates $244,000 and $115,000, respectively, for current items.

8.  CAPITAL STOCK

Authorized shares of stock include: 150,000,000 shares of common stock; 11,100,000 shares of Class A common; 11,100,000 shares of Class B common; and 2,000,000 shares of Class A Preferred.

As of June 30, 1998 and 1997, there were only two classes of stock issued and outstanding: common stock and Class A Preferred Stock.

On November 30, 1995, the Company retired a long-term note of $2,000,000 in exchange for $2,000,000 of the Company's Class A Preferred Stock.

On June 6, 1997, the Company repurchased and retired 11,324,051 shares of its common stock from a shareholder at $0.016 per share. This common stock represented approximately 9.8% of the total common stock. The price of $0.016 per share was substantially below the then-current market price and net book value per share.

On February 2, 1998, the Company repurchased and retired 1,000,000 shares of its common stock from a shareholder at $0.01 per share. This common stock represented approximately 1.0% of total common stock outstanding on that date. The price of $0.01 per share was substantially below the then-current market price and net book value per share.


The Class A Preferred Stock of the Company (all of which is owned by LG Corp.) pays a cumulative dividend of $.75 per share per year when declared by the Board of Directors. No such dividend has been declared by the Board of Directors. Pursuant to the terms and conditions of the Company's Class A Preferred Stock, should any dividend be declared or paid on the common stock of the Company, the holders of Class A Preferred Stock would be entitled to receive dividends at a rate per share equal to that of the common stock in addition to their preferred dividends. As of June 30, 1998 and 1997, the cumulative amount of undeclared dividends on the Class A Preferred Stock was $2,425,000 and $1,750,000, respectively.

9.  STOCK OPTION PLAN

The Company has reserved 1,500,000 shares of common stock for issuance under an incentive stock option plan. During Fiscal 1996, all outstanding options were either (i) repurchased by the Company or (ii) determined to have expired. The cancellation of these options resulted in a reduction of general and administrative expense of $150,000 during Fiscal 1996. As of June 30, 1998 and 1997, there were no options outstanding.

10.  RETIREMENT PLAN

The Company participates in a 401(k) savings retirement plan sponsored by LG Corp. The plan covers substantially all full-time employees of the Company with at least one year of service. Vesting occurs over a five-year period at 20% per year. Employees may contribute up to the lesser of 15% of their salary or an amount determined annually by Federal income tax regulations. Company contributions may consist of a basic amount for all covered employees, a matching contribution for a portion of employee contributions, and a potential additional discretionary contribution.

Company contributions under the plan were $168,207, $177,064, and $82,145, for Fiscal 1998, Fiscal 1997, and Fiscal 1996, respectively.

11.  INCOME TAXES

On June 30, 1998 and 1997, the Company had pre-acquisition net operating loss carryforwards of approximately $1,360,000 and $1,496,000, respectively, which expire at a rate of $136,000 per year through 2008. The Company had post-acquisition net operating loss carryforwards of approximately $14,886,000 and $13,332,000 on June 30, 1998 and 1997, respectively, which expire through 2018.

The components of income tax expense (benefits) are as follows:
                                           (in thousands of dollars)
                                     1998              1997             1996

  Federal                            $ --              $ --             $(28)
  State                                 1                 9               13
  Total                              $  1              $  9             $(15)

The actual income tax benefit differed from the expected income tax benefit (computed by applying the applicable U.S. Federal corporate income tax rate of 34% to loss before income taxes) as follows:
                                            (in thousands of dollars)
                                     1998              1997             1996

Computed "expected" tax benefit   $(1,018)            $(490)           $(933)
Amortization of goodwill              170               170              170
State income taxes, net of
   Federal benefit                     --                 6                9
Alternative minimum tax                --                --              (28)
Other                                (324)               24             (250)
Change in valuation allowance       1,173               299            1,017
   Total                           $    1             $   9           $  (15)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 1998 and 1997 are presented below.
                                                     (in thousands of dollars)

                                                       1998             1997
Deferred tax assets:
  Net operating loss carryforward
   (Pre-acquisition)                                 $   530        $    583
  Net operating loss carryforward
   (Post-acquisition)                                  5,804          5,199
  Allowance for doubtful accounts                         38             38
  Allowance for inventory valuation                      179            121
  Accrued compensation, sales allowances
   and other expenses                                    827            295
       Total gross deferred tax assets               $ 7,378        $ 6,236
       Valuation allowance                            (6,792)        (5,623)

  Total deferred tax assets                              586            613

Deferred tax liability:
  Difference between basis of fixed
   assets for book and tax purposes                   $ (586)       $ (613)

  Net deferred tax assets                             $   --        $   --

The change in the deferred tax valuation allowance was an increase of $1,173,000 in Fiscal 1998 compared to an increase of $299,000 in Fiscal 1997, and an increase of $1,017,000 in Fiscal 1996.

At June 30, 1998 and June 30, 1997, the amount of valuation allowance, which if realized would result in a reduction of goodwill, aggregated $530,000, and $583,000, respectively.

12.  COMMITMENTS

The Company leases various real and personal property under non-cancelable operating leases which expire through 2002. Rental expenses charged to operations were $638,407, $614,321, and $465,000 for the years ended
June 30, 1998, 1997 and 1996, respectively. Future annual minimum rentals are $573,915, $432,917, $181,506, $46,468, and $739, for Fiscal 1999
through 2003, respectively.

13.  RELATED PARTIES

The Company has access to the Limagrain germplasm. The cost to access this germplasm is paid to LG Corp. as royalties on corn and soybean units sold. Costs incurred for corn royalties were approximately $87,000, $71,000, and $94,000 for Fiscal 1998, 1997 and 1996, respectively. The Company accrued or paid $31,000, $44,000, and $50,000 to LG Corp. for royalties on soybean genetics for Fiscal 1998, 1997 and 1996, respectively.

The Company has agreements with affiliated companies that provide for certain administrative and management services. Combined costs incurred under these agreements were $400,000, $300,000, and $320,000 for Fiscal 1998, 1997 and 1996, respectively. Fees for these arrangements are negotiated annually by management and approved by the Board of Directors.

The Company sells seed to various affiliated companies in Europe primarily under production contracts. These contracts are negotiated annually and are based on market pricing and quantities determined by the affiliates' requirements. Export sales to affiliates amounted to $2,984,000 for Fiscal 1998, $2,977,000 for Fiscal 1997, and $1,489,000 for Fiscal 1996.

During Fiscal 1996, the Company repurchased 70,000 stock options from officers and directors for $3,400. The repurchase of the options, with exercise prices between $1.31 and $3.50 per share, resulted in a reduction of approximately $66,000 in long-term liabilities. The net result was a reduction of general and administrative expenses of $62,000.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest aggregated approximately $1,074,000, $880,000 and $728,000 for Fiscal 1998, 1997, and 1996, respectively.

15.  LIQUIDITY

The Company has incurred net operating losses and negative cash flow from operations for Fiscal 1998, 1997, and 1996. The Company's current line of credit expires on December 31, 1998, at which time management expects to renew this credit facility.

Management believes that subsequent to the events described below in "Note 17. Subsequent Events", that Limagrain and LG Corp. will recapitalize the Company to make additional capital resources available and take steps to improve the operations and cash flow. At this time, specific plans and actions are not known.

16. OTHER INCOME AND EXPENSE

Included in other income and expense are $123,000, $95,000, and $68,000 in finance charge income on customer accounts for Fiscal 1998, 1997, and 1996, respectively. Also included in other income and expense for Fiscal 1996 is $94,000 of gain on the disposal of AgriBioTech, Inc. common stock received during Fiscal 1995 by the Company as part of the proceeds from the disposal of its Scott Seed Company operations.

17. SUBSEQUENT EVENTS

On September 21, 1998, the Company received a letter from LG Corp. notifying the Company of LG Corp.'s intention to cash out the minority stockholders of the Company via a short form merger effected pursuant to Section 253 of the General Corporation Law of the State of Delaware (the "DGCL"). The consideration to be paid to the minority stockholders of the Company in such merger is $0.05 per share.

Under the DGCL, because LG Corp. owns more than 90% of the Company, no action will be required of the board of directors of the Company or the stockholders of the Company (other than LG Corp. acting through its board of directors), for the merger to become effective. Also, as a "short form" merger, the board of directors of the Company had no right to a role, nor did they have a role, in negotiating the cash-out price, and the Company's directors have made no determination, nor are they required to make a determination, with respect to the fairness of the cash-out price.

The merger is expected to be consummated prior to December 31, 1998, or as soon as practicable thereafter. Under the DGCL, minority stockholders of the Company who do not wish to accept the consideration of $0.05 per share and who follow the procedures set forth in Section 262 of the DGCL will be entitled to have their shares of common stock appraised by the Delaware Court of Chancery and to receive payment in cash of the "fair value" of such shares. Prior to the consummation of the merger, LG Corp. reserves the right to cancel the merger for any reason, including without limitation if (i) any
stockholder	of the Company seeks to enjoin the merger or (ii) in LG Corp.'s judgment, the anticipated cost of the merger would be materially increased by the number of stockholders of the Company seeking their appraisal remedy.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                        PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to the Directors of the
Corporation:

                        Principal Occupations the Last                Director
Name           Age      Five Years; Other Directorships                  Since

Claude Agier         54   Mr. Agier has been a member of the Limagrain    1994
                          Cooperative since 1966 and has served as a director of all the companies belonging to the Field Seeds Division of the Limagrain
                          Group since 1985. Mr. Agier manages a farm of 150 acres.

George R. Allbritten 67   Mr. Allbritten retired as the Vice President-   1994
                          Finance, Secretary, Treasurer,and Chief
                          Financial Officer of the Corporation on
                          August 31, 1994, an office he had held
                          since October 1993.  From December 1990 to
                          October 1993, Mr. Allbritten was President-
                          Chief Operating Officer of Ferry-Morse Seed
                          Company, a subsidiary of Limagrain, where he also served as Senior Vice President from 1983 to 1990 and Vice President-Finance from 1973 to 1983.

 Bruno Carette       43   Mr. Carette was appointed Chief Executive       1997
                          Officer of the Corporation effective
                          September 1, 1997.  In addition, he
                          has served as President and Chief Operating
                          Officer since July 1, 1996.  He served as
                          Vice President, Sales and Marketing of the
                          Corporation from 1994 to 1996. From 1990 to 1993, Mr. Carette was Company Production
                          Manager at Vilmorin S.A., a Limagrain
                          affiliate.  Prior to that, he
                          was the Overseas Production Manager for
                          Vilmorin S.A. from 1988 to 1990.

Ralph W.F. Hardy      64  In 1996, Dr. Hardy became President of the      1984
                          National Agricultural Biotechnology Council and a Board member and Corporate Secretary of the United States Department of Agriculture's Alternative Agriculture
                          Research and Commercialization Corporation.
                          From September 1987 until August 1995, Dr.
                          Hardy was President and Chief Executive
                          Officer of the Boyce Thompson Institute for
                          Plant Research at Cornell University. From
                          November 1984 to January 1986,
                          Dr. Hardy was President and Chief Operating
                          Officer of the Corporation.

Francois Heyraud          Mr. Heyraud has served as a director of         1998
                          the Corporation since May 1998.  He has
                          been a member of the Limagrain
                          Cooperative Board of Directors since 1984.
                          Mr. Heyraud owns a farm near Clermont-Ferrand, France.

Serge Lebreton        57  Mr. Lebreton joined the Limagrain               1997
                          Cooperative Board of Directors in 1969
                          as Vice Chairman/Treasurer.  In 1984
                          he was appointed President of the Corn
                          Seeds Division of the Limagrain Group.
                          Since 1993, he has been the President
                          of the Bio-Health Division of the Group and Chairman of the Dolisos companies. He serves as President of the regional section of ONIC (Office National
                          Interprofessional des Cereales) and as a member of the Board of Directors of a local banking agency of the Credit Agricole.

Claude Lescoffit     51   Mr. Lescoffit is an Engineer of Ecole des       1997
                          Mines de Paris.  After several years in
                          French Research Laboratories, and
                          industrial experience in the steelmaking and automotive industry, he joined Michelin in 1982. In 1987, he became Executive
                          Vice President in charge of process engineering.
                          He was a member of the Executive Committee of Michelin. He joined Groupe Limagrain in 1996 as Corporate Vice President in charge of development of biotechnologies.
                          In 1997, became Chief Executive Officer
                          of Limagrain Agro-Genetics, the field seeds division of Limagrain. He is also President of the Executive Committee of BIOGEMMA, a joint venture in biotechnology between several seed companies in Europe.

Laurent Petoton      62   Mr. Petoton has been a member of the Limagrain  1994
                          Cooperative since 1971 and has served as director since 1978. He has been Chairman of the Board of Directors of Force Limagrain BV
                          (Holland) since 1989 and has served as a director of all the companies belonging to the Field Seeds Division of the Limagrain
                          Group since 1985. Mr. Petoton is a Board member of the local branch of the Credit
                          Agricole Bank.

Information about the executive officers of the Corporation who are not nominees for election as Directors is set forth below. All executive officers serve at the discretion of the Board of Directors and are indicated below by an asterisk (*) after their names. Day-to-day operations of the Corporation are managed by the BioTechnica Internanational, Inc./
LG Seeds, Inc. Operating Committee. A listing of the Operating Committee members follows.

                         Position with the Corporation, Principal
Name               Age   Occupations During the Last Five Years


Roger E. Bonsack   46    Mr. Bonsack was appointed National Sales Manager of
                         the Corporation as of July 1, 1996. Prior to that date, he was the Location Sales and Marketing
                         Manager of the Corporation's Tekamah, NE Service
                         Center since July, 1991. Prior to that, he served in various management positions with Dekalb Genetics.


Jacqui Doublier     47   Mr. Doublier was appointed Manager, Marketing and
                         Product Development of the Corporation as of September 16, 1996. Prior to that, he was Ex-port Sales Manager from 1989 to 1996 at Vilmorin S.A., a Limagrain affiliate in the field of vegetable seeds.

Edward M. Germain*  46   Mr. Germain was appointed Vice President, Finance,
                         Chief Financial Officer and Secretary of the
                         Corporation as of July 1, 1996. Prior to that date, he served as Chief Financial Officer and Secretary of the Corporation since November 1, 1994. Prior to that, he served as Controller of Shissler Seed Company from 1993 to 1994 and held various financial and management positions with Briggs Industries, Inc. and Pekin Energy
                         Company.

Larry D. Rieffel*   51   Mr. Rieffel was appointed Vice President, Production
                         and Logistics as of July 1, 1996. Prior to that date he served as Corporate Production and Logistics Manager of the Corporation since
                         July 1, 1994. Prior to that, he served in senior management positions of the Corportion and with NobleBear Seed Company before it was acquired by the Corporation.

Barbara A. Wittig   32   Ms. Wittig was appointed Human Resources, Training
                         and Internal Communications Manager of the Corporation as of July 1, 1997. Prior to that date, she was the Human Resources Manager of the Corporation since August, 1994. Prior to that, she served in various positions with Dialysis Centers of America and Burns International
                         Security Services.

Jean Paul Zink*     49   Mr. Zink was appointed Executive Vice President of
                         the Corporation as of November 1,1997. Prior to that date, he was General Manager of Limagrain
                         Canada Seeds, a Limagrain Affiliate headquartered in Saskatoon, Saskathewan. Prior to April, 1993, he served in various management positions with other Limagrain affiliates in Europe.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE: The following table summarizes, for each of the last three fiscal periods, the compensation awarded, paid to or earned by (i) the current CEO, and (ii) each of the four most highly compensated executive officers other than the CEO who served as executive officers of the Corporation or its subsidiaries, as of June 30, 1998, whose annual compensation exceeded $100,000, if any. The Corporation does not currently award (and there are no outstanding) restricted stock, stock options, stock appreciation rights, or other long-term incentive compensation.

SUMMARY COMPENSATION TABLE

                                                    Long-Term
                                                    Compensation
    Name and             Annual Compensation        Awards          All Other
Principal Position    Year    Salary     Bonus      Options/SARs  Compensation

Bruno Carette         1998  $127,155(1)  (3)            (2)            $-0-
President and Chief   1997  $107,570(1) $13,077         (2)            $-0-
  Executive Officer   1996  $ 88,225(1) $-0-            (2)            $-0-

Note: Prior to July 1, 1996, Mr. Carette was Vice President-Sales and Marketing of the Corporation. From July 1, 1996 to the present, he was President and Chief Operating Officer. Effective September 1, 1997, Mr. Carette assumed the duties of Chief Executive
       Officer upon the resignation of the previous CEO.

No other officers of the Corporation had annual compensation in excess of $100,000.

(1) Includes personal use of Corporation automobile.
(2) Mr. Carette is covered under the retirement system established under French law. The French retirement system is similar to the United States social security system -- a company makes mandatory contributions on behalf of all of its employees based on a percentage of the employee's salary. The funds are paid to, and administered by, a governmental entity. The amount of the contribution on behalf of each employee is mandatory. In addition, in France a company may elect to make additional contributions on behalf of its employees and if a company chooses to do so, such additional contributions are governed by the same principles as for the mandatory contributions as described herein. Limagrain normally makes additional contributions on behalf of all of its employees. See discussion of Limagrain Genetics International Service Agreement under "CERTAIN RELATIONSHIPS AND OTHER RELATED TRANSACTIONS."
(3) This amount will be determined at a later date. It is estimated to be approximately $5,000.


The following is the report of the Compensation Committee of the Corporation (the "Committee") on executive compensation for Fiscal 1998 for executives of the Corporation.

COMPENSATION PHILOSOPHY: The Committee believes that it is in the best interest of the shareholders of the Corporation for the Corporation to attract, maintain and motivate top quality management personnel, especially its executive officers. The general philosophy of the Committee is to integrate (i) reasonable levels of annual base compensation and (ii) annual cash bonuses based on achievement of short-term corporate and individual performance goals, such that executive compensation levels will be higher in years in which performance goals are achieved or exceeded.

The elements of the Committee's integrated compensation philosophy are summarized as follows:

BASE COMPENSATION LEVELS: The base compensation levels for the management of the Corporation are determined according to the compensation policy in place at Limagrain for its executives.

PERFORMANCE BASED COMPENSATION: The compensation package for management of the Corporation also includes performance-based elements. Annual cash bonuses can be earned based on achievement of Corporation and/or individual base performance goals determined at the beginning of the year by the Committee for Mr. Carette, President and Chief Executive Officer of the Corporation, and proposed by Mr. Carette and reviewed by the Committee for all other executives. Economic results are the primary measure of Corporate performance.

RELATIONSHIP OF CORPORATE PERFORMANCE TO FISCAL 1998 COMPENSATION: For Fiscal 1998, the potential performance based compensation amount for Mr. Carette consisted of a cash bonus to be paid subsequent to the end of the fiscal year. The amount to be paid will be calculated based on two factors:
(i) an amount based on an amount approximately equal to cash generated by operations above a certain level; and (ii) an amount based upon the financial results of Limagrain Genetics International. As of August 31, 1998, the amount of such bonus has been estimated at $5,000.

A substantially similar arrangement existed for Fiscal 1997 under which Mr. Carette received a cash bonus of $13,077.

The Compensation Committee is composed of Messrs. Lescoffit, Petoton and Agier, none of whom are employees of the Corporation, but all of whom are representatives of Limagrain.

							Claude LESCOFFIT, Chairman
							Laurent PETOTON
							Claude AGIER


Directors who are not salaried employees of, or consultants to, the Corporation or representatives of Limagrain are entitled to receive an annual retainer of $4,000 each. Directors who are salaried employees of the Corporation are not entitled to any additional remuneration above and beyond their salary. Directors who are representatives of Limagrain are not entitled to any remuneration from the Corporation. Directors who are consultants to the Corporation are not entitled to any additional remuneration above and beyond the amounts set forth in their individual consulting agreements. Messrs. Lebreton, Lescoffit, Agier, Heyraud, and Petoton are considered representatives of Limagrain and, therefore, received no remuneration from the Company for their services as Directors of the Corporation. Dr. Hardy had a consulting agreement with the Corporation which provided for the payment of $15,000 per year. During the year ended
June 30, 1998 and 1997, Dr. Hardy was paid $15,000. Mr. Allbritten received an annual retainer of $4,000. Mr. Carette is an employee of the Corporation and, therefore, receives no additional remuneration above and beyond his salary.

STOCK PERFORMANCE GRAPH

   The following line graph compares the yearly percentage change:

      (i) in the Corporation's cumulative Total Stockholders Return (as herein defined) (the "diamond" line); with

     (ii) the cumulative Total Stockholders Return of the NASDAQ States Composite Index (the "triangle" line); with

    (iii) the cumulative Total Stockholders Return of a customized group of companies involved in the seed industry (the "Custom Composite Index") (the "square" line).

"Total Stockholders Return" is calculated quarterly, with dividends reinvested at the ex-dividend date for each quarter and return compounded. The graph uses an initial investment of $100 on December 31, 1992, cumulating the total return for each month for each component, BioTechnica, the NASDAQ United States Composite Index and the Custom Composite Index, each assuming dividend reinvestment. The Custom Composite Index was prepared by weighting the return of each group member according to its respective market capitalization on a quarterly basis.

The Custom Composite Index consists of AgriBioTech, Inc., DEKALB Genetics Corp. - Class B, Delta and Pine Land Co., Mycogen Corp., Pioneer Hi-Bred International, The Scotts Company - Class A, and Zeneca Group Plc-ADR.
Some companies included in the Custom Composite Index became publicly traded after December 1989. These companies and the dates they began trading are:
The Scotts Company-Class A-January 31, 1992; Zeneca Group Plc ADR-May 12, 1993; Delta and Pine Land Co.-June 30, 1993; and AgriBioTech, Inc.-
December 13, 1993.

The Corporation's fiscal year currently ends June 30. Prior to 1994, the Corporation's fiscal year ended July 31; prior to 1992, the Corporation's fiscal year ended December 31.

The historical stock price performance shown on this graph is not necessarily indicative of future performance.




                     1993     1994       1995      1996       1997       1998
BioTechnica Intl. $100.00  $ 20.84    $ 11.12   $ 33.33    $  5.56    $  4.00
Custom Composite
  Index           $100.00  $121.23    $183.08   $247.12    $373.02    $525.33
NASDAQ Market
  Index           $100.00  $109.66    $126.61   $161.89    $195.02    $258.52


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the record and beneficial ownership of each shareholder known to the Corporation to be the beneficial owner of more than five percent of the Corporation's common stock as of September 1, 1998. The persons identified have sole voting and investment power with respect to all such shares unless otherwise noted.

                           Number of Shares of         Approximate Percentage
                              Common Stock                 of Common Stock
                           Beneficially Owned(1)        Beneficially Owned(2)

Groupe Limagrain              98,277,178(3)                      95%
  Holding S.A.
BP1
63720 Chappes  FRANCE

   (1)None of the shares disclosed in this column represent shares with respect to which the holders thereof have the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.

   (2)Percentages of common stock held are based on 103,055,577 shares of common stock outstanding as of September 1, 1998, excluding 39,160 treasury shares.

   (3)Consists of 98,277,178 shares of common stock owned beneficially and of record by its subsidiary, LG Corp.


SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of September 1, 1998, certain information regarding the beneficial ownership of the common stock held by each and by all directors and executive officers as a group. None of the directors beneficially own any other class of equity securities other than common stock. The persons identified have sole voting and investment power with respect to such shares unless otherwise noted. Claude Agier, George Allbritten, Bruno Carette, Francois Heyraud, Claude Lescoffit, Serge Lebreton, Laurent Petoton, and Jean Paul Zink are not record or beneficial owners of any shares of common stock of the Corporation.

                          Number of Shares of           Approximate Percentage
                          Common Stock                      of Common Stock
                          Beneficially Owned              Beneficially Owned

Ralph W.F. Hardy                4,830                               *

All directors and executive    11,080                               *
officers as a group--eleven
(11) persons

*Denotes less than 1%


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Corporation, through relationships with LG Corp. (its 95% parent), is an affiliate of Limagrain. The Limagrain Group ("Limagrain Group") consists of a cooperative of approximately 500 French farmers and the multi-national group of companies owned by them. In total, these companies represent one of the largest seed organizations in the world. The Limagrain Group is recognized as a leader in seed research, seed production, and seed marketing, as well as traditional breeding and biotechnology research and applications. The Limagrain Group also has investments and joint ventures with other companies throughout the world in various agribusiness-related industries.

The Corporation has contractual relationships with a number of other Limagrain affiliated companies. The terms of these contracts are negotiated annually between the Corporation and each individual affiliated company. Management believes that such contracts (i) are reasonable, necessary and in the best interests of all of the shareholders of the Corporation, and (ii) are on terms no less favorable to the Corporation than the Corporation could obtain from non-affiliated third parties or on which the Corporation could internally perform the services provided in such contracts.

The Corporation has adopted internal procedures to evaluate the fairness of all related party transactions. These transactions are negotiated by management and approved by the independent (i.e., non-Limagrain) members of the Board of Directors. In determining whether or not to approve the related party transactions, the independent Directors evaluate (i) the relative costs and benefits of the transaction, and (ii) whether the transaction is on terms no less favorable than those that could be obtained from non-affiliated third parties or could be internally generated by the Company. With respect to the related party transactions disclosed in the Proxy Statement, the following is a brief summary of the evaluation process:

Royalties - The Company pays royalties to LG Corp. for both corn and soybean seeds sold. The Company pays a royalty on corn genetics licensed from LG Corp. in the amount of 7.5% of the list price of those products sold. The Company also pays a soybean royalty of approximately $0.75 per bag of non-transgenic and $1.75 per bag of transgenic soybeans sold to LG Corp. These royalties are (i) typical in the seed industry, (ii) are similar to royalties paid by the Company to non-affiliates, and (iii) are similar to royalties charged by LG Corp. to non-affiliates. The amounts accrued for Fiscal 1998 for corn and soybean royalties were $87,000 and $31,000, respectively.

Service fee to Limagrain Genetics International - The amount of this fee for Fiscal 1998 was $200,000. The services provided for this fee included contracts that enabled the Corporation to enter into export sales contracts and provided the services of five members of the Board of Directors. In addition, the Company receives various marketing, accounting, administrative, and planning services. The Company is also able to enter into purchase agreements for various goods and services (insurance and paper bags, for example) whereby the Company is able to pool its needs with those of affiliates to achieve cost savings. The Company determined that the value of the services was in excess of $200,000 and that the Company could not obtain such services from non-affiliates (or internally generate the services) in more favorable terms.

Service fee to Groupe Limagrain Holding and BIOCEM - The amount of these fees for Fiscal 1998 was $200,000. The most significant item provided by Groupe Limagrain Holding is the loan guarantee to the Company's primary lender. Without this guarantee, the Corporation believes the Corporation would have a significantly higher borrowing rate on its bank borrowings, (if it would be able to borrow at all). Assuming, conservatively, an increased borrowing rate of 2% on approximately $15,000,000 of affiliate and bank debt for Fiscal 1998, the value of the loan guarantee alone is in excess of the service fee. Other serviced provided for in this fee included human resources, internal auditing and various forms of internal and external communication.

BIOCEM is the Limagrain biotechnology research program. This relationship gives the Corporation (i) access to studies conducted by BIOCEM throughout the world in the field of biotechnology, (ii) access to BIOCEM scientists for advice and consultation within their areas of expertise, (iii) input in determining the avenues that BIOCEM will work on in the future, and (iv) a favorable position to determine the marketability of products and techniques developed through the research program.

The Corporation believes that the value of participation in these contracts is in excess of the service fees charged and that the Company could not obtain such services from non-affiliates (or internally generate the services) on more favorable terms.

Sales to Affiliates - These are essentially equivalent to wholesale seed sales and are similar to those made by the Company routinely to non-affiliates. The margin and selling prices on the affiliate sales are similar to those to non-affiliates.

Tax Sharing Agreement - The Company could not enter into this agreement with a non-affiliate.

Nickerson Service Agreement - The Company provides clerical support and office space for a representative of Nickerson S.A. in the United States. The Company currently received $43,000 per year for this service. The amount received is estimated to exceed the costs incurred.

Inter-company Borrowings - From time to time, the Company borrows funds from affiliates who may have additional cash available or who may have excess borrowing capacity. The Company borrows these funds at either (i) the actual borrowing cost of the affiliate plus a small premium not exceeding 0.5% or (ii) the rate at which the affiliate could have invested the funds plus a small premium not exceeding 0.5%. In either case, the interest rate is less than what the Company would receive from a non-affiliate for an unsecured loans.


FINANCIAL TRANSACTIONS WITH AFFILIATES

At June 30, 1998, LG Corp. had five outstanding loans to the Corporation:

   (i) a two-year note in the amount of $3,260,846. The note is subordinated to all debt outstanding to the Company's principal bank. The note bears interest at five percent (5%) per annum and is due July 1, 2000.
  (ii) a two-year note in the amount of $1,000,000. The note is subordinated to all debt outstanding to the Company's principal bank. The note bears interest at five percent (5%) per annum and is due July 1, 2000.
 (iii) a two-year note in the amount of $1,000,000. The note bears interest at five percent (5%) per annum and is due July 1, 2000.
  (iv) a two-year note in the amount of $1,500,000. This note is subordinated to all debt outstanding to the Company's principal bank. The note bears interest at Canadian Prime plus 0.18% or 6.5%, whichever is lower and is due July 1, 2000.
  (v) a demand note in the amount of $3,000,000. This note bears interest at Canadian Prime plus 0.18% or 6.5%, whichever is lower and is due at any time within ten (10) days' notice.
  (vi) a cash management agreement that allows the Coropration to borrow cash from LG Corp. (as available) repayable on demand. Interest is paid at the rate as LG Corp. could have invested these amounts on a short-term basis.
As of June 30, 1998, the Corporation had outstanding $600,000 under this agreement.

In addition, from time to time during Fiscal 1998, the Corporation was advanced cash by LG Corp. and other Limagrain affiliates, to allow the Corporation to reduce its borrowings from its principal bank. The
Corporation reimbursed LG Corp. and these affiliaties for actual interest costs and fees incurred to borrow these funds or paid interest at the same rate at which LG Corp. or the affiliate could have invested these funds in short-term investments. Except as described above, all of these advances have been repaid to LG Corp. and other Limagrain affiliates as of June 30, 1998.

Management believes these loans bear interest at or below a rate which the Corporation would be able to obtain from an unaffiliated lender for an unsecured loan.

There is no assurance that LG Corp., or any other affiliate of Limagrain, will continue to (i) guarantee the Corporation's credit arrangement (which it has not had the legal obligation to do since November 1994), (ii) loan funds to the Corporation, or (iii) invest additional equity in the Corporation. In addition, there is no assurance that, without such guarantees, loans, and/or investments, the Corporation would not be out of compliance with terms of its bank line of credit during seasonal fluctuations in the Corporation's borrowing base and net tangible assets, respectively.



PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits

     1. Financial Statements. See Item 8 for the financial statements of the Company filed as part hereof.

     2. Financial Statement Schedules. All schedules have been omitted because the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

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

  10.1 The Company's 1982 Incentive Stock Option Plan adopted on July 30, 1982, as amended on January 31, 1987, on May 7, 1987, and on May 11, 1989 (incorporated by reference to Exhibit 10.1 to Form 10-K filed with the Commission on March 29,1990, File No. 0-11854).

  10.2 The Company's 1992 Stock Incentive Plan adopted on May 7, 1992, as amended on May 18, 1994 (incorporated by reference to Exhibit 10.2 to Form 10-K filed with the Commission on October 13, 1994, File No. 0-11854).

  10.3   	Secured Revolving Credit Agreement dated October 26, 1993, between
Harris Trust and Savings Bank and the Company (incorporated by reference to Exhibit 10.31 to Form 10-K filed with the Commission on November 15, 1993,
File No. 0-11854).

  10.4   	Eighth Amendment to Secured Revolving Credit Agreement and
Fifth Amendment to Secured Revolving Credit Note between Harris Trust and Savings Bank and the Company dated as of November 27, 1996.*

  10.5   	Debt Subordination Agreement between Harris Trust and Savings Bank and the Company dated June 29, 1994 (incorporated by reference to Exhibit
10.42 to Form 10-K filed with the Commission on October 13, 1994, File
No. 0-11854).

  10.6   	Debt Restructuring Agreement by and among Limagrain Genetics Corp.,
Shissler Seed Co., Inc., Limagrain Holding S.A. and the Company dated June 29,
1994 (incorporated by reference to Exhibit 10.43 to Form 10-K filed with the
Commission October 13, 1994, File No. 0-11854).

  10.7 Remuneration Individuelle Sur Objectifs Cadres Associes (Individual Compensation and Performance Objectives for Associate Level Employees) for Bruno Carette dated October 4, 1995, amended February 9, 1996.*/**

  10.8  	Letter Amendment to Consulting Agreement between the Company and
Ralph W.F. Hardy dated November 27, 1996.*

  10.9	 	Five promissory notes issued to LG Corp. by the Company dated
May 8, 1998.*

  10.10		Service Agreement between LG Seeds, Inc. and Limagrain Genetics
International dated July 1, 1994 (incorporated by reference to Exhibit 10.29 to Form 10-K filed with the Commission September 22, 1995, File No. 0-11854).

  10.11		Amendment 3 to Exhibit A, dated July 1, 1997, to Service Agreement between LG Seeds, Inc. and Limagrain Genetics International dated
July 1, 1994.*

  10.12		Biotechnology Service Agreement between LG Seeds, Inc. and
BIOCEM S.A. dated July 1, 1994 (incorporated by reference to Exhibit 10.30 to Form 10-K filed with the Commission on September 22, 1995, File No. 0-11854).

  10.13  Amendment 3 to Exhibit A dated July 1, 1997 to Biotechnology
Service Agreement between LG Seeds, Inc. and BIOCEM S.A. dated July 1, 1994.*

  10.14		Service Agreement between LG Seeds, Inc. and Groupe Limagrain
Holding S.A. dated July 1, 1996.*

  10.15 Amendment 2 to Exhibit A dated July 1, 1997 to Service Agreement between LG Seeds, Inc. and Groupe Limagrain Holding dated July 1, 1996.*

  10.16  Tax Allocation Agreement among the Limagrain Affiliated U.S.
corporations filing	a consolidated tax return with Limagrain Genetics
Corporation (incorporated by reference to Exhibit 10.32 to Form 10-K filed with the Commission September 22, 1995, File No. 0-11854).

  21.00  Subsidiaries of the Company.*


(b)  Reports on Form 8-K.

None were filed during the fiscal quarter ended June 30, 1998.


     (*)Filed herewith.
    (**)Management contract filed pursuant to Item 14(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             		BIOTECHNICA INTERNATIONAL, INC.

                            			By:  /s/Serge Lebreton_______
                                 			 Serge Lebreton
                                 			 Chairman, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Signature                          Title                           Date

/s/ Serge Lebreton           Chairman of the Board,       September 25, 1998
    Serge Lebreton           Director

/s/ Bruno Carette            President, Chief Executive   September 25, 1998
    Bruno Carette            Officer, Director

/s/ Claude Agier             Director                     September 25, 1998
    Claude Agier

/s/ George R. Allbritten     Director                     September 25, 1998
    George R. Allbritten

/s/ Ralph W.F. Hardy         Director                     September 25, 1998
    Ralph W.F. Hardy

/s/ Francois Heyraud         Director                     September 25, 1998
    Francois Heyraud

/s/ Claude Lescoffit         Director                     September 25, 1998
    Claude Lescoffit

/s/ Laurent Petoton          Director                     September 25, 1998
    Laurent Petoton

/s/ Edward M. Germain        Chief Financial Officer and  September 25, 1998
    Edward M. Germain        Chief Accounting Officer





                              CORPORATE INFORMATION



SHAREHOLDER REFERENCE                            EXECUTIVE OFFICERS

CORPORATE HEADQUARTERS                           Bruno Carette
BioTechnica International, Inc.                  President and Chief Executive
4001 War Memorial Drive                               Officer
Suite 200
Peoria, IL  61614                                Jean Paul Zink
(309) 681-0300                                   Executive Vice President

OPERATING SUBSIDIARY                             Edward M. Germain
LG Seeds, Inc.                                   Vice President, Secy, Treas,
4001 War Memorial Drive                                and Chief Fin Officer
Peoria, IL  61614
                                                 Larry D. Rieffel
                                                 Vice President, Production
                                                       and Logistics

TRANSFER AGENTS                                  Jacqui Doublier
American Stock Transfer &                        Marketing and Product
  Trust Company                                        Development Manager
40 Wall Street
New York, NY  10005                              Roger Bonsack
(212) 936-5100                                   National Sales Manager

AUDITORS                                         Barbara A. Wittig
KPMG Peat Marwick L.L.P.                         Human Resources, Training and
Indianapolis, IN                                 Internal Communications Manager

COUNSEL                                          BOARD OF DIRECTORS
Shook, Hardy & Bacon L.L.P.                      Serge Lebreton
Kansas City, MO  64105                           Chairman of the Board

                                                 Bruno Carette
SEC FORM 10-K                                    President and Chief Executive
A copy of the Company's                                Officer
annual report to
the Securities and Exchange                      Claude Agier
Commission on Form 10-K is available
without charge upon written request              George R. Allbritten
to:
Shareholder Relations                            Ralph W.F. Hardy
BioTechnica International, Inc.
4001 War Memorial Drive                          Francois Heyraud
Peoria, IL  61614
                                                 Claude Lescoffit

                                                 Laurent Petoton