Form 10-Q
period 1998-09-30
BIOTECHNICA INTERNATIONAL INC
filed 1998-11-13
CIK 715374

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-Q



            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1998



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

On October 31, 1998, the Registrant had 103,055,577 (103,094,737 total shares, less 39,160 treasury shares) shares of Common Stock outstanding.


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                      BIOTECHNICA INTERNATIONAL INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)
                      (in thousands of dollars)

                                       September 30,            June 30,
Assets                                         1998                1998
Current assets:
  Cash & cash equivalents              $        101            $    353
  Accounts receivable                         3,089               9,458
  Inventories                                10,977               7,761
  Prepaid expenses & other assets               118                 139
    Total Current Assets                     14,285              17,711

Property, plant & equipment                  13,957              13,858
  Less accumulated depreciation              (6,029)             (5,818)
    Net property, plant & equipment           7,928               8,040
Goodwill and other assets                     7,749               7,879
    Total Assets                       $     29,962         $    33,630

Liabilities and Shareholders' Equity
Current liabilities:
 Borrowings under line of credit       $      4,600         $     7,700
 Borrowings from affiliates                   5,800               3,600
 Accounts payable                             1,712                 489
 Accrued liabilities                          1,000               2,936
 Due to affiliates                              415                 244
   Total current liabilities                 13,527              14,969

Long-term debt:
 Due to affiliates                            6,761               6,761
 Other noncurrent liabilities                   424                 431
    Total Liabilities                   $    20,712          $   22,161

Shareholders' Equity
 Preferred Stock, Class A, 900,000
  shares outstanding (Liquidation
   value of $9 million)                           9                  9
 Common Stock, 150,000,000
  shares authorized; 103,055,577
  shares outstanding, net of $95,000
       for treasury shares                      936                936
 Additional paid-in capital                  20,823             20,823
 Accumulated deficit                        (12,518)           (10,299)
    Total Equity                       $      9,250        $    11,469
 Total Liabilities
       and Shareholders' Equity        $     29,962        $    33,630


See notes to Condensed Consolidated Financial Statements


                            BIOTECHNICA INTERNATIONAL INC.
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)
                  (in thousands of dollars except per share amounts)

                                                Three Months Ended
                                                   September 30,
                                               1998              1997

Net Sales:
 Domestic                               $       316      $        418
 Export                                          --                --
                                                316               418
Cost of Goods Sold:
 Cost of Goods Sold                             305               364


  Gross Margin                                   11                54

Operating expenses:
 Sales & Marketing                            1,039             1,084
 Warehouse & Distribution                       176               225
 Administration                                 723               673
 Amortization of goodwill                       125               126
                                              2,063             2,108

  Operating income(loss)                     (2,052)           (2,054)

Other income (expense):
 Interest expense                              (257)             (241)
 Other                                           90               102
  Net income before taxes                    (2,219)           (2,193)

Income Taxes                                     --                --

 Net income(loss)                       $    (2,219)      $    (2,193)

 Net income (loss) per share            $     (0.02)      $     (0.02)


 Weighted average
 shares outstanding                     103,055,577       104,055,577


See notes to Condensed Consolidated Financial Statements

                           BIOTECHNICA INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                      Three Months Ended
                                                         September 30,
                                                    1998              1997

Cash flow from operating activities:
  Net income (loss)                             $ (2,219)        $  (2,193)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                    345               371
    Changes in assets and liabilities
    Accounts receivable                            6,369             4,769
    Inventories                                   (3,216)           (2,997)
    Other current assets                              18               (26)
    Accounts payable & accrued liabilities          (542)              208

    Net cash provided by (used for)
    operating activities                             755               132

Cash flow from investing activities:
   Acquisition of property,
   plant & equipment                                (100)             (83)

   Net cash provided by (used for)
   investing activities                             (100)             (83)

Cash flow from financing activities:
   Net repayment under line of credit             (3,100)          (6,100)
   Increase in borrowings from affiliates          2,200            4,200
   Increase in long-term debt to affiliates           --            1,500
   Decrease in other long-term debts                  (7)             (31)

  Net cash provided by (used for)
  financing activities                              (907)            (431)

  Net increase (decrease) in cash
  and cash equivalents                              (252)            (382)

Cash and cash equivalents at the
beginning of period                                  353              207

Cash and cash equivalents at the
end of period                                $       101       $     (175)



See notes to Condensed Consolidated Financial Statement

                           BIOTECHNICA INTERNATIONAL INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     (Unaudited)
                     (in thousands of dollars, except share data)

                  Preferred Stock                               Additional
                Class A Non-Voting       Common Stock             Paid-In
                Shares  Par Value      Shares   Par Value         Capital



Balance
June 30, 1998  900,000      $9    103,094,737     $1,031         $20,823

Net loss             0       0              0          0               0

Balance
September 30,
    1998       900,000      $9    103,094,737     $1,031         $20,823



                           Retained                                  Total
                           Earnings        Treasury Stock        Shareholders'
                          (Deficit)       Shares  Par Value         Equity

Balance
June 30, 1998             ($10,299)     (39,160)      ($95)        $11,469

Net loss                    (2,219)           0          0          (2,219)

Balance
September 30, 1998        ($12,518)     (39,160)      ($95)       $  9,250





See notes to Condensed Consolidated Financial Statement





                           BIOTECHNICA INTERNATIONAL, INC.
             NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

1)	Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited consolidated financial statements incorporated in the Company's Form 10-K for the year ended June 30, 1998,such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.

2)	Inventories                               (in thousand of dollars)
                                         September 30,          June 30,
                                                 1998              1998

Finished seed                                 $ 4,492          $  4,473
Unfinished seed                                 5,808             2,594
Supplies and other                                677               694

 Total Inventory                             $ 10,977          $  7,761

"Finished seed" consists of bagged product, ready for sale, net of reserves for obsolescence. "Unfinished seed" consists of bulk product not yet bagged and the costs associated with the seed crop planted in the spring of 1998, net of reserves for obsolescence. "Supplies and other" consists of foundation seed, unused bags, pallets, and other supply items. Seed product inventory is valued at the lower of average cost by crop year or market. Supply inventory is valued at the lower of cost using the first-in, first-out method or market.

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

Liquidity and Capital Resources
Since October 1993, the Company has had a revolving credit arrangement with its principal bank, renewable annually (the "Line of Credit"), whereby the Company may borrow up to $12,000,000, subject to the limitations of a borrowing base formula. Borrowings under the Line of Credit are secured by the inventory and accounts receivable of the Company and its subsidiary, and by the guarantees of Limagrain, LG Corp. and the Company's subsidiary. Borrowings under the Line of Credit at June 30, 1998 and September 30, 1998 totaled $7,700,000 and $4,600,000, respectively. The maximum amounts available under the Line of Credit pursuant to the borrowing base formula, absent waivers, at June 30, 1998 and September 30, 1998 were $10,422,000 and $5,951,000, respectively. In addition to the Line of Credit, the Company also borrows funds from affiliates of Limagrain from time to time in order to fund the interim working capital needs of the Company, including the reduction of the Line of Credit.

Cash and cash equivalents decreased $252,000 during the first three months of Fiscal 1999 from $353,000 at June 30, 1998 to $101,000 at September 30, 1998.
Cash flow from operations generated $755,000. Major items impacting cash flow from operations for the three months ended September 30, 1998 were: (i) net loss for the period of $2,219,000, offset by depreciation and amortization of $345,000; (ii) a decrease in accounts receivable of $6,369,000 as a result of collection on prior year sales; (iii) an increase in inventory of $3,216,000 resulting from inventory produced this year; (iv) a decrease in accrued liabilities and payables of $542,000 primarily from the payment of accrued technology fees to technology suppliers; and (v) $18,000 generated by other changes in working capital.

Cash flow from investing activities consumed $100,000, related to new capital expenditures.

Cash flow from financing activities consumed $907,000.  The Company repaid
$3,100,000 in borrowings under its Line of Credit.   The Company borrowed a
total of $2,200,000 from affiliates on demand notes at 5% interest. Management believes that upon the maturities of these notes, either (i) the notes will be extended, (ii) amounts due will be refinanced by affiliates, or
(iii) borrowings can be made under the Line of Credit to offset any needed repayments to affiliates.

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

Results of Operations - Quarter Ended September 30, 1998

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

Net sales for the first quarter of Fiscal 1999 decreased $112,000 compared to Fiscal 1998, decreasing from $418,000 in Fiscal 1998 to $316,000 for Fiscal 1999. This decrease was primarily related to lower wheat sales in Fiscal
1999.   This trend continues the decrease in wheat sales relative to Fiscal
1997, when sales were $755,000.   The low commodity price of wheat, lower
wheat plantings in the Company's marketing area, and competition from farmer-use of saved seeds have contributed to the declining sales volumes. Additionally, in Fiscal 1999, the Company has attempted to minimize its wheat inventory levels.  This has hurt overall margins as wholesale sales
have been at margins lower than normal retail margins.     Cost of goods
decreased $59,000 due primarily to volume compared to last year, decreasing from $364,000 in Fiscal 1998 to $305,000 in Fiscal 1999.

Sales and marketing expenses have decreased $45,000 from $1,084,000 in the first quarter of Fiscal 1998 to $1,039,000 for the first quarter of Fiscal 1999. Most of the decrease relates to timing of expenses from one year to the next. Warehouse and distribution costs were lower by $49,000, decreasing from $225,000 in the first quarter of Fiscal 1998 to $176,000 in the first quarter of Fiscal 1999. Most of this decrease is attributed to the lower wheat sales volume as discussed above.

General and administrative costs increased $50,000 from $673,000 for the first quarter of Fiscal 1998 to $723,000 for the first quarter of Fiscal 1999.
Most of the decrease related to differences in when expenses were incurred from year-to-year.

Interest costs increased $16,000 from $241,000 in the first quarter of Fiscal 1998 to $257,000 in the first quarter of Fiscal 1999, due primarily to higher borrowing levels resulting from the Fiscal 1998 loss , partially offset by lower interest rates.

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

(b) Reports on Form 8-K:
Current Report on Form 8-K filed with the Commission on September 21, 1998, announcing the intention of Limagrain Genetics Corp. to cash out the minority stockholders of BioTechnica International, Inc. via a short form merger.



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




							BIOTECHNICA INTERNATIONAL, INC.



Date:  November 13, 1998			/s/ Bruno Carette
                               Bruno Carette, President and
                               Chief Executive Officer



Date:  November 13, 1998			/s/ Edward Germain
                               Edward Germain
                               Chief Financial Officer